Form 10-Q
period 1994-11-30
ALLWASTE INC
filed 1995-01-17
CIK 804742

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended  NOVEMBER 30, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from  _________ to _________


Commission File Number   1-11008

                                 ALLWASTE, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       74-2427167
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5151 SAN FELIPE, SUITE 1600, HOUSTON, TEXAS                 77056
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (713) 623-8777


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  /X/    No/ /

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at January 11, 1995 was 38,264,057.

                        ALLWASTE, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1994

                                     INDEX
                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements

    General Information ...................................................    3

    Condensed Consolidated Balance Sheets as of November 30, 1994
     (unaudited) and August 31, 1994 ......................................    4

    Condensed Consolidated Statements of Operations for the Three
     Month Periods Ended November 30, 1994 and 1993 (unaudited) ...........    5

    Condensed Consolidated Statements of Cash Flows for the Three
     Month Periods Ended November 30, 1994 and 1993 (unaudited) ...........    6

    Notes to Condensed Consolidated Financial Statements
     (unaudited) ..........................................................    7

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................    9

 Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K ...............................   14

           11.1 - Calculation of Net Income Per Common Share ..............   15

Signature .................................................................   16

                        ALLWASTE, INC. AND SUBSIDIARIES

                     PART I, ITEM 1 - FINANCIAL INFORMATION

                              GENERAL INFORMATION


         The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods ended November 30, 1994 and 1993.

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1994 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     November 30,    August 31,
                                                        1994            1994
                                                     ----------      ----------
                                                     (Unaudited)     (Audited)
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................     $    3,237      $    3,215
  Receivables, net .............................         81,069          77,219
  Inventories ..................................          4,237           4,302
  Prepaid expenses .............................          5,832           7,206
  Other current assets .........................          2,090           2,864
                                                     ----------      ----------
    Total current assets .......................         96,465          94,806
                                                     ----------      ----------
PROPERTY AND EQUIPMENT .........................        235,778         221,019
  Less - Accumulated depreciation ..............       (101,659)        (94,145)
                                                     ----------      ----------
                                                        134,119         126,874
                                                     ----------      ----------
GOODWILL, net ..................................         83,625          84,176

NOTES RECEIVABLE AND OTHER ASSETS ..............         13,684          13,560
                                                     ----------      ----------
    Total assets ...............................     $  327,893      $  319,416
                                                     ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals ................     $   55,057      $   54,303
  Current maturities of long-term debt and
   convertible subordinated debt ...............          8,314           7,870
                                                     ----------      ----------
    Total current liabilities ..................         63,371          62,173
                                                     ----------      ----------
LONG-TERM DEBT, net ............................         87,664          85,356
CONVERTIBLE SUBORDINATED DEBT, net .............         36,987          37,672
DEFERRED INCOME TAXES AND OTHER
 LIABILITIES ...................................         13,086          12,997

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock .................................            385             376
  Additional paid-in capital ...................         48,538          47,482
  Retained earnings ............................         78,924          74,422
  Treasury stock ...............................         (1,062)         (1,062)
                                                     ----------      ----------
    Total shareholders' equity .................        126,785         121,218
                                                     ----------      ----------
    Total liabilities and shareholders'
     equity ....................................     $  327,893      $  319,416
                                                     ==========      ==========

           See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                     For the Three Months Ended
                                                            November 30,
                                                     --------------------------
                                                       1994              1993
                                                     --------          --------
REVENUES ...................................         $ 99,656          $ 83,431
COST OF OPERATIONS .........................           73,780            63,060
                                                     --------          --------
  Gross profit .............................           25,876            20,371

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..................           17,521            14,486

INTEREST EXPENSE ...........................           (2,085)           (1,456)
INTEREST INCOME ............................              116               126
OTHER INCOME (EXPENSE), net ................               89              (134)
                                                     --------          --------

  Income before income taxes ...............            6,475             4,421

INCOME TAX PROVISION .......................           (2,842)           (1,667)
MINORITY INTEREST, net of tax ..............               87               112
                                                     --------          --------
    Net income .............................         $  3,720          $  2,866
                                                     ========          ========
  Net income per common share ..............         $    .10          $    .08
                                                     ========          ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING .................           38,637            36,706
                                                     ========          ========

           See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)
                                                      For the Three Months Ended
                                                              November 30,
                                                      --------------------------
                                                            1994          1993
                                                          ---------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...........................................    $   3,720     $ 2,866

Reconciliation of net income to cash provided by
 operating activities:
    Depreciation and amortization ....................        7,529       6,380
    Loss (gain) on sale of property and
     equipment .......................................         (131)         92
    Allowance recorded on notes receivable ...........         --         1,740
    Equity in losses of unconsolidated
     partnership .....................................         --         1,161
    Gain on sale of marketable security ..............         --        (2,688)
    Common Stock received in lawsuit settlement ......         --        (1,062)
    Change in assets and liabilities, net of
     effects of acquisitions accounted for
     as purchases:
      Receivables ....................................       (3,510)     (3,267)
      Inventories ....................................           65         112
      Prepaid expenses and other current assets ......        2,185        (538)
      Notes receivable and other assets ..............         (256)       (113)
      Accounts payable and accruals ..................          676      (1,660)
      Deferred income taxes and other
       liabilities ...................................          123         665
                                                          ---------     -------
    Cash provided by operating activities ............       10,401       3,688
                                                          ---------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuances of Common Stock ..........        1,051        --
    Proceeds from borrowings .........................        2,515       4,250
    Principal payments on borrowings .................         (467)     (1,917)
                                                          ---------     -------
    Cash provided by financing activities ............        3,099       2,333
                                                          ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment ..............      (13,878)     (8,170)
    Proceeds from sale of property and equipment .....          425         363
    Payments for acquisitions accounted for
      as purchases, net of cash acquired .............         --        (1,075)
    Proceeds from sale of marketable security ........         --         2,982
                                                          ---------     -------
    Cash used in investing activities ................      (13,453)     (5,900)
                                                          ---------     -------
EFFECT OF EXCHANGE RATE CHANGES ......................          (25)       (220)
                                                          ---------     -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .........................................           22         (99)
CASH AND CASH EQUIVALENTS, beginning of
 period ..............................................        3,215       2,966
                                                          ---------     -------
CASH AND CASH EQUIVALENTS, end of period .............    $   3,237     $ 2,867
                                                          =========     =======

           See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 1994

                                  (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES --

     The consolidated financial statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended August 31, 1994.

(2)  ACQUISITIONS --

     During the first three months of fiscal year 1995, the Company completed the acquisition of one business for aggregate consideration of $3.4 million consisting of 557,430 shares of the Company's Common Stock. As an integral part of this acquisition, all former shareholders signed non-compete agreements and key management entered into agreements with the Company to continue managing the business.

     Subsequent to November 30, 1994, the Company has completed one additional acquisition accounted for as a purchase. Aggregate consideration for this business was $.9 million, all of which was paid in cash.

(3)  INCOME TAXES --

     Income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in projecting the effective tax rate for fiscal 1995, which may not be resolved until the end of the year. The effective tax rate of 44% for the three month period ended November 30, 1994 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

     Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. On the accompanying consolidated balance sheet, deferred tax assets and liabilities are netted within each tax jurisdiction. The following table sets forth the gross deferred tax assets (liabilities) recorded (in thousands):
                                                                 1994
                                                      --------------------------
                                                      November 30,    August 31,
                                                      ----------       ---------
Current deferred tax assets ....................       $  2,124        $  4,732
Non-current deferred tax assets ................          2,043           1,496
                                                       --------        --------
  Total deferred tax assets ....................          4,167           6,228
                                                       --------        --------
Current deferred tax liabilities ...............            (34)         (1,984)
Non-current deferred tax liabilities ...........        (14,489)        (13,827)
                                                       --------        --------
  Total deferred tax liabilities ...............        (14,523)        (15,811)
                                                       --------        --------
Net deferred tax liabilities ...................       $(10,356)       $ (9,583)
                                                       ========        ========

        The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                                 1994
                                                      --------------------------
                                                      November 30,    August 31,
                                                      ----------       ---------

Depreciation and amortization ................        $(12,757)        $(11,994)
Financial reserves and accruals
   not yet deductible ........................           2,401            2,411
                                                      --------         --------
  Total ......................................        $(10,356)        $ (9,583)
                                                      ========         ========

(4)     LONG TERM DEBT --

        In October 1994, the Company amended its revolving credit agreement to provide an unsecured $160 million revolving credit line to the Company. As of January 11, 1995, the Company had unutilized borrowing capacity under the new agreement of $34.3 million after utilizing $19.0 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. In addition, the agreement provides for the extension of the revolving portion of the credit agreement until January 1998, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2002. Borrowing availability is subject to the maintenance of certain financial and cash flow ratios.

        In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement is with a member of the Company's bank group and modifies $30 million of 7.25% fixed rate debt to LIBOR-based floating rate plus .24% debt, which is reset every three months. The applicable swap rate at January 11, 1995 was 6.30%. The swap agreement only subjects the Company to the risk of interest rate fluctuations.
                                       8

                        ALLWASTE, INC. AND SUBSIDIARIES

             PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K filed for the year ended August 31, 1994 with the SEC.

THREE MONTHS ENDED NOVEMBER 30, 1994 AND 1993

        The following is a summary of revenues and gross profit by operating segment ($ in thousands):
                                            For the Three Months Ended
                                                     November 30,
                                       ---------------------------------------
                                             1994                   1993
                                       ----------------       ----------------
Revenues:
  Environmental Services .........     $70,158      70%       $58,988      71%
  Recycling ......................      17,065      17%        14,077      17%
  Container Services .............      12,433      13%        10,366      12%
                                       -------     ---        -------     ---
    Total Revenues ...............     $99,656     100%       $83,431     100%
                                       =======     ===        =======     ===

Gross Profit:

  Environmental Services .........     $19,140      27%       $15,356      26%
  Recycling ......................       3,119      18%         2,137      15%
  Container Services .............       3,617      29%         2,878      28%
                                       -------     ---        -------     ---
    Total Gross Profit ...........     $25,876      26%       $20,371      24%
                                       =======     ===        =======     ===

         REVENUES - Compared to the corresponding periods in the prior year, the Company's consolidated revenues increased by 19% for the quarter ended November 30, 1994. During the quarter ended November 30, 1994, an improvement in the general economy contributed to the increase in revenues across each of the Company's divisions.

         ENVIRONMENTAL SERVICES revenues increased 19% to $70.2 million in the first quarter of fiscal 1995 as compared to the same period in fiscal 1994. Purchase acquisitions completed after fiscal year 1993 contributed $4.0 million or 36% of the growth in revenues in the quarter ended November 30, 1994.

         Approximately $7.2 million or 64% of the revenue growth was internally generated. Internal revenue growth over the prior year period included $5.6 million in the Gulf region, $2.4 million in the Eastern region, $1.2 million in the Western region and $.3 million in the Northern region (which includes most of the division's Canadian operations). Internally generated revenues decreased in the
                                       9

Pacific region by $2.2 million. Gulf region revenue growth benefitted from increased dewatering and spill response projects and turnaround work resulting from a general improvement in the business climate. There was also an increase in boat and barge cleaning revenues in southern Louisiana. Eastern region internal revenue growth is primarily due to site remediation and excavating work in the pulp and paper industry and the early stages of a $7.0 million municipal works project. Also, there was an increase in aboveground tank cleaning jobs and higher than expected demand for airmoving and hydroblasting services. Internal revenue growth in the Western region resulted from an increase in airmoving and scaffolding work due to customer and geographic expansion. The decrease in internal revenues in the Pacific region resulted from lower levels of day-to-day service work with California refining and petrochemical customers and the deferral of refinery turnaround work in certain plants.

         RECYCLING revenues increased 21% to $17.1 million during the quarter ended November 30, 1994 from the same period of the prior year. The revenue increase for the first quarter of fiscal 1995 includes $2.9 million of external revenue growth (97%) from two businesses acquired after the first quarter of fiscal 1994. Excluding the contributions of the two acquired businesses, the Company experienced a 5% increase in glass volumes and a 6% decrease in glass prices as compared to the corresponding prior year period. Glass volumes increased in the fiberglass industry by 8% due to a continued demand for fiberglass insulation in the residential construction market and a 3% decrease in price. Volume increased in container glass by 5% due to increased sales to existing customers on the West Coast. Highway bead volumes remained flat with the corresponding prior year period, with a 13% increase in prices due to the continued economic recovery in fiscal 1995.

         CONTAINER SERVICES revenues increased 20% to $12.4 million during the first quarter of 1995 from the same period of the prior year. The increase in revenue was all internally generated. Wastewater pretreatment revenues increased by $.8 million, primarily due to $.5 million in revenues generated by a wastewater pretreatment facility for non-hazardous liquid waste in the Atlanta, Georgia area ("Georgia Recovery Systems" or "GRS") which was recorded under the equity method of accounting in the same period of the prior fiscal year. Intermediate bulk container ("IBCs") cleaning revenues increased $.6 million during the first three months of fiscal 1995 over the same period of the prior year due to volume gains resulting from the addition or expansion of IBC cleaning capabilities in existing facilities and growth provided under the Company's national IBC servicing agreement with Hoover Container Sales and Services, Inc. ("Hoover"). The remaining increase in revenue included a $.5 million increase in tank trailer cleaning revenues resulting from a 6% volume increase and a 2% increase in price and railcar cleaning revenues which increased $.1 million as a result of a 3% increase in volume and an 11% increase in price.

         GROSS PROFIT MARGINS - Consolidated gross profit, as a percentage of revenues ("gross margin") increased 2% to 26% for the three months ended November 30, 1994 compared to the same period in the prior year.

         ENVIRONMENTAL SERVICES gross margins increased to 27% for the three month period ended November 30, 1994, as compared to 26% in the same period of fiscal 1994. Gross margins for the three month period ended November 30, 1994 were favorably impacted by the increase in revenues for the division which resulted in higher equipment and labor utilization and a decrease in costs resulting from a continued focus on safety and training. Lower fuel costs improved margins in the Gulf Coast operations due to a change in revenue mix toward service lines which do not consume as much fuel.

                                       10

Pacific region gross margins declined as a result of the decrease in revenues during the first quarter of fiscal 1995 with labor and operating costs remaining comparable to the prior year period.

         RECYCLING gross margins increased 3% to 18% for the three month period ended November 30, 1994, as compared to the same period of the prior year. West Coast operations have experienced higher margins in the three month period ended November 30, 1994, as compared to the same period of the prior year, due to a decline in supply costs and improved operational efficiencies. Gross margins also improved due to higher margins from the businesses acquired in fiscal 1994.

         CONTAINER SERVICES gross margins increased 1% to 29% during the three month period ended November 30, 1994, compared to the same period in fiscal 1994. The increase in gross margins is due to the nonrecurrence or reduction of costs experienced in the first quarter of fiscal 1994 at certain operating locations associated with temporary waste disposal, transitional relocation inefficiencies and increased labor costs related to the introduction of capabilities to handle multiple container types. Gross margins also improved as a result of higher plant utilization due to increased container volumes.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES - SG&A expenses increased $3.0 million or 21% to $17.5 million during the three month period ended November 30, 1994, compared to the same period in fiscal 1994. Approximately $.8 million or 27% of the increase is due to direct SG&A expenses from purchase acquisitions completed subsequent to fiscal 1993. The remainder of the increase is due to higher overall levels of activity. SG&A expense in the three month period ended November 30, 1994 has increased as a percentage of total revenues to 18% from 17% in the same period of the prior year due to accruals related to the Company's safety and management incentive plans. The environmental services segment has increased its sales efforts as part of its internal growth focus. The Company has also increased its staffing to support its safety, quality and compliance programs.

         INTEREST AND OTHER - As compared to the corresponding period in the prior year, interest expense increased by $.6 million during the three month period ended November 30, 1994, compared to the same period in fiscal 1994, due to a higher average level of debt and higher average interest rates than in the corresponding prior year period.

         INCOME TAXES - The effective income tax rate for the three months ended November 30, 1994 was 44%, compared to 38% in the same period in fiscal 1994. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate. The effective tax rate was lower in the same period of the prior year primarily due to the nontaxable nature of $1.4 million of income received during the first quarter of fiscal 1994.

FINANCIAL CONDITION

         Shareholders' equity increased $5.6 million to $126.8 million. Working capital increased $.5 million to $33.1 million reflecting increased overall levels of activity and the business acquired in the first quarter of fiscal 1995. Long-term obligations, excluding minority interest, increased $1.7 million, primarily due to $2.5 million in additional borrowings under the Company's revolving credit agreement
                                       11

used primarily to fund capital expenditures during the three month period ended November 30, 1994. These additional borrowings were offset by long-term obligations which became current during the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures during the first quarter of fiscal 1995 were $13.9 million. Of the total capital expenditures during this period, $9.6 million applied to environmental services operations, $3.1 million to container services operations and the balance to recycling and corporate operations. The Company has projected capital requirements of approximately $29 million for the next three quarters, of which $15 million relates to environmental services operations, $9 million to container services operations and $5 million to recycling operations. The remainder of fiscal 1995 capital expenditures will be funded from a combination of cash flows from operating activities, utilization of the Company's revolving credit facility and a new operating lease facility for environmental services equipment. The leasing facility, if completed, is anticipated to be available during the second quarter of fiscal 1995. This leasing agreement would reduce capital expenditures reported in future periods.

         In October 1994, the Company amended its revolving credit agreement which provides an unsecured $160 million revolving credit line to the Company. As of January 11, 1995, unutilized borrowing capacity under the new agreement was $34.3 million after utilizing $19.0 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. In addition, the agreement provides for the extension of the revolving portion of the credit agreement until January 1998, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2002. Borrowing availability is subject to the maintenance of certain financial and cash flow ratios.

         In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement is with a member of the Company's bank group and modifies $30 million of 7.25% fixed rate debt to LIBOR-based floating rate plus .24% debt, which is reset every three months. The applicable swap rate at January 11, 1995 was 6.30%. The swap agreement only subjects the Company to the risk of interest rate fluctuations. Substantially all of the Company's debt financing is subject to variable interest rates. The prime lending rate has increased by 3/4% since August 31, 1994 and rates could continue their upward trend.

FLUCTUATIONS IN RESULTS OF OPERATIONS

         The Company experienced 19% growth in revenues in the first quarter of fiscal 1995 and gross margin increased 2%. The growth in revenues is due to an 11% increase in internally generated revenues and an 8% increase in revenues from acquisitions. Internal growth has resulted largely from the expansion of service lines in existing operations. Management expects to continue to achieve strong revenue growth in the remainder of fiscal 1995 through a combination of internal growth programs and acquisitions.

         The Company's Mexican joint venture has experienced pre-tax losses of $.3 million, before absorption of the minority partner's interest in such losses, in the three month period ended November 30, 1994. Management believes that there is a significant market for environmental services in Mexico;

                                       12

however, the extent to which this work will develop is uncertain. While maintaining a presence in Mexico, management has taken steps to reduce losses by decreasing overhead expenses. In December 1994, the Mexican peso began a period of devaluation which will have an adverse effect on the Company due to the inflationary impact. However; due to the immateriality of the Mexican operations to the Company as a whole, the devaluation is not expected to have a significant adverse impact upon the Company's results of operations.

         The Company expects to continue to achieve strong growth in its IBC cleaning and wastewater pretreatment services as a result of the Company's existing IBC national service agreement with Hoover and expansion of both IBC and wastewater pretreatment capabilities.

         The impact of inflation upon the Company has been minimal.

                                       13

                        ALLWASTE, INC. AND SUBSIDIARIES

               PART II, ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      11.1 - Calculation of Net Income Per Common Share

(b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed during the quarter ended November 30, 1994.
                                       14

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ALLWASTE, INC.

Dated:  January 12, 1995                           By: I. T. CORLEY
                                                       I. T. Corley