Form 10-Q/A
period 1994-11-30
ALLWASTE INC
filed 1995-02-21
CIK 804742

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended NOVEMBER 30, 1994

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from  _________ to _________

Commission File Number   1-11008

                                 ALLWASTE, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       74-2427167
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5151 SAN FELIPE, SUITE 1600, HOUSTON, TEXAS                 77056
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (713) 623-8777

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

                        ALLWASTE, INC. AND SUBSIDIARIES

                  AMENDMENT TO QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED NOVEMBER 30, 1994

                                     INDEX
                                                                            Page
                                                                            ----
Part II - Other Information

 Item 6 - Exhibits ........................................................   3

Signature .................................................................   4

                        ALLWASTE, INC. AND SUBSIDIARIES

                           PART II, ITEM 6 - EXHIBITS

(a)   Exhibits.

      27 -- Financial Data Schedules

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ALLWASTE, INC.

Dated:  February 21, 1995                          By: I. T. CORLEY
                                                       I. T. Corley