Form 10-Q
period 1995-02-28
ALLWASTE INC
filed 1995-04-13
CIK 804742

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended FEBRUARY 28, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number      1-11016

                                 ALLWASTE, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     74-2427167
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5151 SAN FELIPE, SUITE 1600, HOUSTON, TEXAS                 77056
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

     Yes [X]    No

     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 10, 1995 was 38,264,057.

                        ALLWASTE, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 1995

                                     INDEX
                                                                            PAGE
Part I - Financial Information                                              ----

  Item 1 - Financial Statements

    General Information ....................................................  3

    Condensed Consolidated Balance Sheets as of February 28, 1995
      (unaudited) and August 31, 1994 ......................................  4

    Condensed Consolidated Statements of Operations for the Six and
      Three Month Periods Ended February 28, 1995 and 1994 (unaudited) .....  5

    Condensed Consolidated Statements of Cash Flows for the Six Month
      Periods Ended February 28, 1995 and 1994 (unaudited) .................  6

    Notes to Condensed Consolidated Financial Statements (unaudited) .......  7

  Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  9

Part II - Other Information

  Item 4 - Submission of Matters to a Vote of Security Holders ............. 15

  Item 6 - Exhibits and Reports on Form 8-K ................................ 17

Signature .................................................................. 19

                        ALLWASTE, INC. AND SUBSIDIARIES

                     PART I, ITEM 1 - FINANCIAL INFORMATION

                              GENERAL INFORMATION

     The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods ended February 28, 1995 and 1994.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1994 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                        FEBRUARY 28,  AUGUST 31,
                                                            1995         1994
                                                        -----------   ---------
                                                        (Unaudited)   (Audited)
                          ASSETS
                          ------
CURRENT ASSETS
   Cash and cash equivalents .........................   $   3,169    $   3,215
   Receivables, net ..................................      76,222       77,219
   Inventories .......................................       4,949        4,302
   Prepaid expenses ..................................       5,659        7,206
   Other current assets ..............................       2,249        2,864
                                                         ---------    ---------
        Total current assets .........................      92,248       94,806
                                                         ---------    ---------
PROPERTY AND EQUIPMENT ...............................     246,838      221,019
   Less - Accumulated depreciation ...................    (107,389)     (94,145)
                                                         ---------    ---------
                                                           139,449      126,874
                                                         ---------    ---------
GOODWILL, net ........................................      84,774       84,176
NOTES RECEIVABLE AND OTHER ASSETS ....................      12,607       13,560
                                                         ---------    ---------
        Total assets .................................   $ 329,078    $ 319,416
                                                         =========    =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accruals .....................   $  51,908    $  54,303
   Current maturities of long-term debt and
     convertible subordinated debt ...................       8,343        7,870
                                                         ---------    ---------
        Total current liabilities ....................      60,251       62,173
                                                         ---------    ---------
LONG-TERM DEBT, net ..................................      90,202       85,356
CONVERTIBLE SUBORDINATED DEBT, net ...................      36,987       37,672
DEFERRED INCOME TAXES AND OTHER LIABILITIES ..........      12,714       12,997

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common Stock ......................................         385          376
   Additional paid-in capital ........................      48,721       47,482
   Retained earnings .................................      80,880       74,422
   Treasury stock ....................................      (1,062)      (1,062)
                                                         ---------    ---------
        Total shareholders' equity ...................     128,924      121,218
                                                         ---------    ---------
        Total liabilities and shareholders' equity ...   $ 329,078    $ 319,416
                                                         =========    =========
See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                   FOR THE SIX                              FOR THE THREE
                                                                   MONTHS ENDED                              MONTHS ENDED
                                                         -------------------------------           --------------------------------
                                                           2/28/95               2/28/94             2/28/95              2/28/94
                                                         -----------          -----------          -----------          -----------
REVENUES .......................................         $   193,352          $   163,942          $    93,696          $    80,511
COST OF OPERATIONS .............................             143,686              122,625               69,906               59,565
                                                         -----------          -----------          -----------          -----------
  Gross profit .................................              49,666               41,317               23,790               20,946

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ......................              34,977               30,189               17,456               15,703

INTEREST EXPENSE ...............................              (4,360)              (3,068)              (2,275)              (1,612)
INTEREST INCOME ................................                 197                  195                   81                   69
OTHER INCOME (EXPENSE), net ....................                  54                 (805)                 (35)                (672)
                                                         -----------          -----------          -----------          -----------
  Income before income taxes ...................              10,580                7,450                4,105                3,028

INCOME TAX PROVISION ...........................              (4,645)              (2,809)              (1,803)              (1,142)
MINORITY INTEREST, net of tax ..................                 117                  185                   30                   73
                                                         -----------          -----------          -----------          -----------
      Net income ...............................         $     6,052          $     4,826          $     2,332          $     1,959
                                                         ===========          ===========          ===========          ===========
  Net income per common share ..................         $       .16          $       .13          $       .06          $       .05
                                                         ===========          ===========          ===========          ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ....................              38,558               36,667               38,479               36,627
                                                         ===========          ===========          ===========          ===========

See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                ------------------------
                                                                                                  2/28/95        2/28/94
                                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................................      $  6,052       $  4,826
Reconciliation of net income to cash provided by operating activities:
   Depreciation and amortization ..........................................................        15,134         12,568
   Loss (gain) on sale of property and equipment ..........................................          (105)             4
   Allowance recorded on notes receivable .................................................          --            1,740
   Equity in losses of unconsolidated partnership .........................................          --            1,987
   Gain on sale of marketable security ....................................................          --           (2,688)
   Common Stock received in lawsuit settlement ............................................          --           (1,062)
   Change in assets and liabilities, net of effects of acquisitions accounted for as purchases:
     Receivables ..........................................................................         1,708         (3,865)
     Inventories ..........................................................................          (632)          (529)
     Prepaid expenses and other current assets ............................................         2,382           (823)
     Notes receivable and other assets ....................................................           573           (204)
     Accounts payable and accruals ........................................................        (3,058)        (6,255)
     Deferred income taxes and other liabilities ..........................................          (306)           119
                                                                                                 --------       --------
   Cash provided by operating activities ..................................................        21,748          5,818
                                                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of Common Stock ................................................         1,051           --
   Proceeds from borrowings ...............................................................         5,135         16,687
   Principal payments on borrowings .......................................................          (656)        (5,264)
                                                                                                 --------       --------
   Cash provided by financing activities ..................................................         5,530         11,423
                                                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ....................................................       (26,278)       (18,782)
   Proceeds from sale of property and equipment ...........................................         1,051            914
   Payments for acquisitions accounted for
     as purchases, net of cash acquired ...................................................        (1,696)        (1,075)
   Proceeds from sale of marketable security ..............................................          --            2,982
                                                                                                 --------       --------
   Cash used in investing activities ......................................................       (26,923)       (15,961)
                                                                                                 --------       --------
EFFECT OF EXCHANGE RATE CHANGES ...........................................................          (401)           (70)
                                                                                                 --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................           (46)         1,210
CASH AND CASH EQUIVALENTS, beginning of period ............................................         3,215          2,966
                                                                                                 --------       --------
CASH AND CASH EQUIVALENTS, end of period ..................................................      $  3,169       $  4,176
                                                                                                 ========       ========

See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 1995

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

(2)  ACQUISITIONS --

     During the first six months of fiscal year 1995, the Company completed the acquisition of three businesses for aggregate consideration of $5.1 million consisting of $1.7 million in cash and 557,430 shares of the Company's Common Stock. As an integral part of these acquisitions, all former shareholders signed non-compete agreements and key management entered into agreements with the Company to continue managing the businesses.

     Subsequent to February 28, 1995, the Company has completed one additional acquisition accounted for as a purchase. Aggregate consideration for this business was $1.5 million of cash.

(3)  INCOME TAXES --

     Income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in projecting the effective tax rate for fiscal 1995, which may not be resolved until the end of the year. The effective tax rate of 44% for the six month period ended February 28, 1995 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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

                                                         1995            1994
                                                     FEBRUARY 28,     AUGUST 31,
                                                     ------------     ----------
Current deferred tax assets ....................       $  2,248        $  2,895
Non-current deferred tax assets ................          2,133           1,496
                                                       --------        --------
  Total deferred tax assets ....................          4,381           4,391
                                                       --------        --------
Current deferred tax liabilities ...............              0            (147)
Non-current deferred tax liabilities ...........        (14,175)        (13,827)
                                                       --------        --------
  Total deferred tax liabilities ...............        (14,175)        (13,974)
                                                       --------        --------
Net deferred tax liabilities ...................       $ (9,794)       $ (9,583)
                                                       ========        ========
                                       7

     The components of the net deferred tax assets (liabilities) are as follows (in thousands):
                                                        1995             1994
                                                     FEBRUARY 28,     AUGUST 31,
                                                     ------------     ----------
Depreciation and amortization ................        $(12,874)        $(11,994)
Financial reserves and accruals
    not yet deductible .......................           3,080            2,411
                                                      --------         --------
    Total ....................................        $ (9,794)        $ (9,583)
                                                      ========         ========

(4)  LONG TERM DEBT --

     In October 1994, the Company amended its revolving credit agreement to provide an unsecured $160 million revolving credit line to the Company. As of April 10, 1995, the Company had unutilized borrowing capacity under the new agreement of $29.5 million after utilizing $21.0 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. In addition, the agreement provides for the extension of the revolving portion of the credit agreement until January 1998, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2002. Borrowing availability is subject to the maintenance of certain financial and cash flow ratios.

     In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement is with a member of the Company's bank group and modifies $30 million of 7.25% fixed rate debt to LIBOR-based floating rate plus .24% debt, which is reset quarterly. The applicable swap rate at April 10, 1995 was 6.49%. The swap agreement only subjects the Company to the risk of interest rate fluctuations. At February 28, 1995, the market value of the interest rate swap was $.6 million, resulting in an unrealized gain to the Company of $.6 million. The fair value of the interest rate swap is the estimated amount that a member of the Company's bank group would pay to enter into the swap agreement at February 28, 1995, taking into account current interest rates and the current creditworthiness of the swap counter-parties.

(5)  SUBSEQUENT EVENT --

     In March 1995, the Company announced that it is evaluating the disposition of all or part of its glass recycling operations.

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

     SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994

     The following is a summary of revenues and gross profit by operating segment ($ in thousands):

                                                  FOR THE SIX MONTHS ENDED                       FOR THE THREE MONTHS ENDED
                                                         FEBRUARY 28,                                   FEBRUARY 28,
                                           ----------------------------------------        --------------------------------------
                                                  1995                    1994                   1995                   1994
                                           ----------------        ----------------        ---------------        ---------------
Revenues:
  Environmental Services .............     $136,131      70%       $114,558      70%       $65,973      70%       $55,570      69%
  Recycling ..........................       32,328      17%         28,202      17%        15,263      17%        14,125      18%
  Container Services .................       24,893      13%         21,182      13%        12,460      13%        10,816      13%
                                           --------     ---        --------     ---        -------     ---        -------     ---
    Total Revenues ...................     $193,352     100%       $163,942     100%       $93,696     100%       $80,511     100%
                                           ========     ===        ========     ===        =======     ===        =======     ===
Gross Profit:
  Environmental Services .............     $ 36,690      27%       $ 30,777      27%       $17,550      27%       $15,421      28%
  Recycling ..........................        6,006      19%          4,454      16%         2,887      19%         2,317      16%
  Container Services .................        6,970      28%          6,086      29%         3,353      27%         3,208      30%
                                           --------                --------                -------                -------
    Total Gross Profit ...............     $ 49,666      26%       $ 41,317      25%       $23,790      25%       $20,946      26%
                                           ========     ===        ========     ===        =======     ===        =======     ===

      REVENUES - Compared to the corresponding periods in the prior year, the Company's consolidated revenues increased by 18% and 16% for the six and three month periods ended February 28, 1995, respectively.

      ENVIRONMENTAL SERVICES revenues increased 19% during the six and three month periods ended February 28, 1995, as compared to the corresponding periods in fiscal 1994. Purchase acquisitions completed after fiscal 1993 contributed $8.8 million or 41% and $4.2 million or 40% of the growth in revenues for the six and three month periods ended February 28, 1995, respectively.

      Approximately $12.8 million or 59% and $6.2 million or 60% of the revenue growth in the six and three month periods ended February 28, 1995, respectively, was internally generated. Internal
                                       9

revenue growth for the respective six and three month periods included $10.0 million and $4.6 million in the Central region due to a continued increase in processing, scaffolding and aboveground tank cleaning projects, and several large turnaround jobs along the Gulf Coast. The Southeast region experienced an increase in internal revenue growth of $9.1 million and $5.1 million during the six and three month periods ended February 28, 1995, respectively, due to a continued increase in site remediation and excavating work in the pulp and paper industry, continuing work under a $7.0 million municipal works project and high offshore activity. There was a continued increase in demand for aboveground tank cleaning jobs and higher than expected demand for airmoving and hydroblasting services. The increases in revenue growth for the respective six and three month periods were offset by a $5.7 million and $2.9 million decline in internal revenue growth in the Pacific region which resulted from continued lower levels of day-to-day service and turnaround work with California refining customers in certain plants. Revenue growth was also down in the second quarter of fiscal 1995, as compared to the same period of the prior year, due to the nonrecurrence of emergency spill response work which resulted from pipeline ruptures in the severe earthquake in Southern California in mid-January 1994. The Northeast region experienced a $.6 million and $.4 million decline in internally generated revenues due to a decrease in the need for maintenance in the power plant industry caused by the mild winter months. The Mexican operations had a $.2 million and $.1 million decline in internal revenue growth and the North region experienced a $.2 million increase and a $.1 million decrease in internally generated revenue for the six and three month periods ended February 28, 1995, respectively.

      RECYCLING revenues increased 15% and 8% during the six and three month periods ended February 28,1995, respectively, from the corresponding periods of the prior year. The revenue growth for the six and three month periods ended February 28, 1995 includes $4.1 million (100%) from two businesses acquired after the first quarter of fiscal 1994 and $1.2 million (110%) from one business acquired after the second quarter of fiscal 1994, respectively. Excluding the contributions of the two acquired businesses, the Company experienced a 2% increase in glass volumes with a 3% decrease in glass prices and a 2% decrease in glass volumes with a 1% decrease in glass prices in the six and three month periods of fiscal 1995, respectively, as compared to the corresponding periods of the prior year. For the six month period ended February 28, 1995, volume increased in container glass by 2% with a 7% price decrease, and volume remained flat in the second quarter of fiscal 1995 compared to the same period of the prior year, with a 5% decrease in price. These price variances resulted from the Company's ability to lower supply costs and pass a portion of the savings through to the customer. Glass volumes increased in the fiberglass industry by 1% with a 2% price increase and decreased by 6% with a 6% price increase for the six and three month periods ended February 28, 1995, respectively, compared to the same periods in the prior year. Volume decreased in the second quarter due to scheduled customer shutdowns and a slow down in demand for fiberglass insulation in the residential construction market. Highway bead volumes remained flat with the corresponding prior year six month period and increased 2% in the second quarter of fiscal 1995, with a 15% and 18% increase in prices, respectively. Due to the continued economic recovery in this industry in fiscal 1995, the Company was able to recover previous price concessions.

      CONTAINER SERVICES revenues increased 18% and 15% during the six and three month periods ended February 28, 1995, respectively, from the corresponding periods of the prior year. The increase in revenue was all internally generated. Wastewater pretreatment revenues increased by $1.7 million and $.9 million for the six and three month periods ended February 28, 1995, respectively. Of these increases in wastewater pretreatment revenues, $1.1 million and $.6 million was due to the Company's wastewater pretreatment facility in Atlanta, Georgia which was recorded under the equity method of accounting in the same periods of the prior fiscal year. Intermediate bulk container ("IBCs") cleaning revenues increased $1.0 million and $.4 million during the six and three month periods of the current year, as compared to the same corresponding periods of the prior year, due to volume gains resulting from the addition or expansion of IBC cleaning capabilities in existing facilities. The remaining increase in revenue included a $.9 million and $.4 million increase in tank trailer cleaning revenues for the six and three month periods resulting from a 5% and 4% volume increase, respectively, and a 2% price increase. Compared to prior year corresponding periods, railcar revenues increased $.1 million as a result of a 31% increase in volume with a 21% decrease in price during the six month period ended February 28, 1995 and decreased $.1 million in the second quarter of the current fiscal year with a 24% increase in volume and a 25% decrease in price. These fluctuations in volume and price are primarily the result of a certain contract to clean a high volume of easy-to-clean (and thus lower priced) railcars during the quarter. Additionally, there has been an overall decline in higher priced pressure car cleaning revenue which was replaced by an increase in lower priced general purpose car cleaning revenue.

      GROSS PROFIT MARGINS - Consolidated gross profit, as a percentage of revenues ("gross margin") increased 1% to 26% for the six months ended February 28, 1995 and decreased 1% to 25% for the three months then ended, compared to the corresponding periods in the prior year.

      ENVIRONMENTAL SERVICES gross margins remained unchanged at 27% for the six month period ended February 28, 1995 and decreased 1% to 27% for the three month period then ended, as compared to the corresponding periods of the prior year. Gross margins decreased in the second quarter of fiscal 1995 due to the nonrecurrence of high margin spill response work caused by the severe earthquake in Southern California in January 1994, an increase in low margin subcontract revenue and a slowdown in the need for maintenance in the power plant industry in the Northeast region caused by a mild winter. Gross margins were favorably impacted by an increase in revenues for the remainder of the division which resulted in higher equipment and labor utilization in some regions and a decrease in costs resulting from a continued focus on safety and training.

      RECYCLING gross margins increased 3% to 19% for the six and three month periods ended February 28, 1995 as compared to the corresponding periods of the prior year. Gross margins have improved in the current year, as compared to the prior year, due to declines in overall supply costs, increased pricing in the container, fiberglass and bead industries and improved operational efficiencies. Approximately 50% of the gross margin improvement resulted from the businesses acquired in fiscal 1994.

      CONTAINER SERVICES gross margins decreased 1% to 28% for the six month period ended February 28, 1995 and decreased 3% to 27% for the three month period then ended, as compared to the respective corresponding periods in fiscal 1994. The decrease in gross margin for the second quarter of fiscal 1995 was primarily due to the results of the Company's Atlanta wastewater pretreatment facility which were accounted for under the equity method in the same period of the prior year. Without this facility's results, gross margins increased 1% to 30% and decreased 1% to 29% for the six and three month periods ended February 28, 1995, respectively. In fiscal 1995, the decrease in second quarter margins was offset by the nonrecurrence of costs experienced in the first quarter of fiscal 1994 at certain operating locations associated with temporary waste disposal, transitional relocation inefficiencies and increased labor costs related to the introduction of capabilities to handle multiple container types. The remaining decrease in gross margins for the second quarter was due to lower margins at railcar operations caused primarily by a change in revenue mix.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES - SG&A expenses increased $4.8 million or 16% to $35.0 million and $1.8 million or 11% to $17.5 million for the six and three month periods ended February 28,1995, respectively, compared to the same periods in fiscal 1994. Direct SG&A from purchase acquisitions completed subsequent to fiscal 1993 contributed approximately 32% of the six months' increase and 46% of the three months' increase. The remainder of the increases is due to higher overall levels of activity. SG&A expense as a percentage of total revenues has remained consistent at 18% and decreased by 1% to 19% for the six and three month periods ended February 28, 1995, respectively, as compared to the same periods of the prior year. The environmental services segment has increased its sales efforts as part of its internal growth focus. The Company has also increased its staffing to support its safety, quality and compliance programs. The increase in these costs was offset by a decrease in costs related to the Company's safety and management incentive plans compared to the same period in the prior year.

      INTEREST AND OTHER - Interest expense increased by $1.3 million and $.7 million during the six and three month periods ended February 28, 1995, respectively, as compared to the same periods in fiscal 1994, due to a higher average level of debt and higher average interest rates than in the corresponding prior year periods.

      For substantially all of the second quarter of fiscal 1994, the wastewater pretreatment plant in Atlanta, Georgia was idle as a result of permitting and operational problems. As such, the Company, as a minority partner, recognized a $.8 million loss for the three month period ended February 28, 1994, on a pre-tax basis which was recorded in "other income (expense), net" under the equity method of accounting. Subsequent to February 1994, the Company increased its ownership in the facility to 100%.

      INCOME TAXES - The effective income tax rate for the six and three months ended February 28, 1995 was 44%, compared to 38% in the same periods in fiscal 1994. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate. The effective tax rate was lower in the same periods of the prior year primarily due to the nontaxable nature of $1.4 million of income received during the first quarter of fiscal 1994.

FINANCIAL CONDITION

      Shareholders' equity increased $7.7 million to $128.9 million. Working capital decreased $.6 million to $32.0 million reflecting payment of certain non-trade receivables and a reduction in prepaid federal income taxes, offset by payments relating to the Company's fiscal 1994 safety and management incentive plans. Long-term obligations, excluding minority interest, increased $3.9 million, primarily due to $4.8 million in additional borrowings under the Company's revolving credit agreement used primarily to fund capital expenditures, insurance payments and acquisitions during the six month period ended
                                       12

February 28, 1995. These additional borrowings were offset primarily by $.7 million in long-term obligations which became current during the first half of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

      In March 1995, the Company announced that it is evaluating the disposition of all or part of its glass recycling operations. The evaluation of potential disposition is intended to focus management's efforts on expanding services to core industrial customers in the environmental and industrial services operations and to maximize shareholder value. Any cash proceeds from the potential disposition of the glass recycling operations would likely be used to reduce long term debt; thus, further enabling the Company to fund growth, including potential acquisition.

      Capital expenditures during the first half of fiscal 1995 were $26.3 million. Of the total capital expenditures during this period, $17.4 million applied to environmental services operations, $6.1 million to container services operations, $2.2 million to the recycling division, and the balance to corporate operations. The Company has projected capital requirements of approximately $16.6 million for the next two quarters, of which $7.4 million relates to environmental services operations, $5.5 million to container services operations and $3.7 million to recycling operations. The remainder of fiscal 1995 capital expenditures will be funded from a combination of cash flows from operating activities and utilization of the Company's revolving credit facility. The previously anticipated equipment leasing facility has been delayed by the Company until a decision is reached on the potential disposition of the glass recycling operations.

      In October 1994, the Company amended its revolving credit agreement which provides an unsecured $160 million revolving credit line to the Company. As of April 10, 1995, unutilized borrowing capacity under the new agreement was $29.5 million after utilizing $21.0 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. In addition, the agreement provides for the extension of the revolving portion of the credit agreement until January 1998, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2002. Borrowing availability is subject to the maintenance of certain financial and cash flow ratios.

      In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement is with a member of the Company's bank group and modifies $30 million of 7.25% fixed rate debt to LIBOR-based floating rate plus .24% debt, which is reset quarterly. The applicable swap rate at April 10, 1995 was 6.49%. The swap agreement only subjects the Company to the risk of interest rate fluctuations. At February 28, 1995, the market value of the interest rate swap was $.6 million, resulting in an unrealized gain to the Company of $.6 million. Substantially all of the Company's debt financing is subject to variable interest rates. The prime lending rate has increased by 1.25% since August 31, 1994 and rates could continue their upward trend.

OUTLOOK

      The Company experienced an 18% growth in revenues in the first half of fiscal 1995 and gross margin increased 1% as a percentage of revenues. The growth in revenues is due to a 10% increase in internally generated revenues and an 8% increase in revenues from acquisitions. Internal growth has resulted largely from the expansion of service lines in existing operations. Management expects to continue to achieve strong revenue growth in the remainder of fiscal 1995 through a combination of internal growth programs and acquisitions.

      The Company's Mexican joint venture has experienced pre-tax losses of $.4 million and $.1 million, before absorption of the minority partner's interest in such losses, in the six and three month periods ended February 28, 1995. While maintaining a presence in Mexico, management initiated actions which reduced losses by $.3 million for the first half of fiscal 1995, as compared to the same period of the prior year, by decreasing overhead expenses. In December 1994, the Mexican peso began a period of devaluation which will have an effect on the Company due to the inflationary impact. However, due to the immateriality of the Mexican operations to the Company as a whole, the devaluation is not expected to have a significant impact upon the Company's results of operations.

      The Company expects to continue to achieve strong growth in its IBC cleaning services and wastewater pretreatment services as a result of the Company's existing IBC national service agreement with Hoover and expansion of both IBC and wastewater pretreatment capabilities.

      The impact of inflation upon the Company has been minimal.

                        ALLWASTE, INC. AND SUBSIDIARIES

                  PART II, ITEM 4 - SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

      On January 20, 1995, the Company held its eighth annual meeting of stockholders since becoming a public company on December 5, 1986. At the meeting, the stockholders voted upon the following matters:

      1. To amend the Company's Amended and Restated Certificate of Incorporation to permit the size of the Board of Directors to be not less than nine nor more than fifteen.

      2. To elect three Class II directors of the Company to hold office until the third succeeding annual meeting of stockholders after their election (the 1998 Annual Meeting), and to elect three new directors, each to a particular class, resulting in four directors in each class, all until their successors have been duly elected and qualified.

      3. To approve and to adopt the Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan (the "Amended and Restated Plan"), which included (a) increasing the number of shares subject to issued and outstanding options plus the number of shares available for option grants from 3.0 to 4.5 million, (b) eliminating the 2.0 million share limit for options granted to and exercised by persons then subject to
          Section 16 of the Securities Exchange Act of 1934, as amended, and (c) certain technical changes to ensure that the Amended and Restated Plan would meet the requirements of the performance-based compensation exception set forth in Section 162(m) of the Internal Revenue Code of 1986, as amended.

      4. To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants to audit the Company's consolidated financial statements for the fiscal year ending August 31, 1995.

      All proposals received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

                                                            AFFIRMATIVE        NEGATIVE                         VOTES      BROKER
PROPOSAL                                                       VOTES             VOTES        ABSTENTIONS      WITHHELD   NON-VOTES
- - --------                                                    -----------        ---------      -----------      --------   ---------
1. ..................................................        28,695,227        2,758,982        222,918          N/A         None
2. Robert  L. Knauss ................................        30,885,752           N/A             N/A          791,375       None
   Ronald L. Stanfa .................................        30,901,164           N/A             N/A          775,963       None
   T. Michael Young .................................        30,898,764           N/A             N/A          778,363       None
   Robert M. Chiste .................................        30,902,902           N/A             N/A          774,225       None
   Fred M. Ferreira .................................        30,906,564           N/A             N/A          770,563       None
   Fletcher Thorne-Thomsen, Jr ......................        30,902,764           N/A             N/A          774,363       None
3. ..................................................        25,598,700        5,579,495        408,932          N/A        90,000
4. ..................................................        31,081,525          416,983        178,619          N/A         None

      In addition to the six directors listed in Proposal 2 who were elected at the 1995 Annual Meeting, the following directors' terms of office continued after the meeting and will continue through the annual meeting of stockholders indicated:

                                         TERM THROUGH
          NAME                         ANNUAL MEETING OF
          ----                         -----------------
          Ricardo J. Besquin                 1996
          I. T. Corley                       1996
          Thomas J. Tierney                  1996
          Michael A. Baker                   1997
          David H. Batchelder                1997
          R. L. Nelson, Jr.                  1997

                        ALLWASTE, INC. AND SUBSIDIARIES

               PART II, ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         EXHIBIT
           NO.             DESCRIPTION
         -------           -----------
           4.1 -- Specimen Common Stock certificate (Exhibit 4.1 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992, is hereby incorporated by reference.)

           4.2 -- Specimen debenture certificate (Exhibit 4.2 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992, is hereby incorporated by reference.)

           4.3 -- Form of Indenture between the Company and the Trustee relating to the Debentures. (Exhibit 4.1 of the Allwaste, Inc. Quarterly Report on Form 10-Q (File No. 0-15217) for the quarter ended May 31, 1989, is hereby incorporated by reference.)

          10.1 -- Employment Agreement dated October 23, 1986, between R.L. Nelson, Jr. and Allwaste, Inc. (Exhibit 10.1 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.2 -- Employment Agreement dated March 26, 1990, between I.T. Corley and Allwaste, Inc. (Exhibit 10.2 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.3 -- Employment Agreement dated June 21, 1991, between Fred Ferreira and Allwaste Services, Inc. (Exhibit 10.3 of the Allwaste, Inc. Report on Form 10- K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.4 -- Employment Agreement dated July 6, 1993, as amended, between Steven B. Bowles and Allwaste Recycling, Inc. (Exhibit 10.4 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.5 -- Employment Agreement dated October 30, 1987, between Berry Rankin and Independent Tank Cleaning Services, Inc. (Exhibit 10.5 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.6   -- Employment Agreement dated October 17, 1994, between Robert
                    M. Chiste and Allwaste, Inc. (Exhibit 10.6 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.7 -- Allwaste, Inc. Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan. (Filed herewith.)

          10.8 -- Allwaste Retirement Savings Plan. (Exhibit 4.1 of the Allwaste, Inc. Registration Statement on Form S-8 (File No. 33-37684), effective November 8, 1990, is hereby incorporated by reference.)

          10.9 -- Allwaste Retirement Savings Trust. (Exhibit 4.2 of the Allwaste, Inc. Registration Statement on Form S-8 (File No. 33-37684), effective November 8, 1990, is hereby incorporated by reference.)

          10.10 -- Credit Agreement dated as of November 30, 1993, as amended, by and among Allwaste, Inc., a Delaware corporation, the Financial Institutions Signatory Thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit 10.10 of the Allwaste, Inc. Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          11.1 -- Calculation of Net Income Per Common Share. (Filed herewith.)

          27.1   -- Financial Data Schedule. (Filed herewith.)


(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended February 28, 1995.
                                       18

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLWASTE, INC.

Dated:  April 10, 1995                     By: I. T. CORLEY
                                               I. T. Corley