Form 10-Q
period 1995-05-31
ALLWASTE INC
filed 1995-07-14
CIK 804742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended MAY 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from ________ to ________

Commission  File  Number 1-11016

                                 ALLWASTE, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                              74-2427167
     (State  or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

5151 SAN FELIPE, SUITE 1600, HOUSTON, TEXAS               77056
 (Address or principal executive offices)              (Zip Code)

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

Yes [x]   No [ ]

     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 11, 1995 was 39,151,154.

                         ALLWASTE, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1995

                                      INDEX
                                                                           PAGE
                                                                           ----
Part I  - Financial Information

  Item 1 - Financial Statements

    General Information ...................................................  3

    Condensed Consolidated Balance Sheets as of May 31, 1995
     (unaudited) and August 31, 1994 ......................................  4

    Condensed Consolidated Statements of Operations for the Nine and
      Three Month Periods Ended May 31, 1995 and 1994 (unaudited) .........  5

    Condensed Consolidated Statements of Cash Flows for the Nine Month
      Periods Ended May 31, 1995 and 1994 (unaudited) .....................  6

    Notes to Condensed Consolidated Financial Statements (unaudited) ......  7

  Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations .................................  9

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K ............................... 15

                11.1 - Calculation of Net Income Per Common Share ......... 17

Signature ................................................................. 18

                         ALLWASTE, INC. AND SUBSIDIARIES

                     PART I, ITEM 1 - FINANCIAL INFORMATION

                               GENERAL INFORMATION

     The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods ended May 31, 1995 and 1994.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1994 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                         ALLWASTE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                           MAY 31,    AUGUST 31,
                                                            1995         1994
                                                        -----------   ---------
                                                        (Unaudited)   (Audited)
                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................   $   3,795    $   3,215
   Receivables, net ..................................      82,590       77,219
   Inventories .......................................       5,335        4,302
   Prepaid expenses ..................................       4,992        7,206
   Other current assets ..............................       2,423        2,864
                                                         ---------    ---------
       Total current assets ..........................      99,135       94,806
                                                         ---------    ---------
PROPERTY AND EQUIPMENT ...............................     257,392      221,019
   Less - Accumulated depreciation ...................    (110,342)     (94,145)
                                                         ---------    ---------
                                                           147,050      126,874
                                                         ---------    ---------
GOODWILL, net ........................................      95,003       84,176

NOTES RECEIVABLE AND OTHER ASSETS ....................      12,624       13,560
                                                         ---------    ---------
       Total assets ..................................   $ 353,812    $ 319,416
                                                         =========    =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accruals ...................   $  59,820    $  54,303
     Current maturities of long-term debt and
       convertible subordinated debt .................       9,507        7,870
                                                         ---------    ---------
       Total current liabilities .....................      69,327       62,173
                                                         ---------    ---------
LONG-TERM DEBT, net ..................................      95,214       85,356
CONVERTIBLE SUBORDINATED DEBT, net ...................      38,867       37,672
DEFERRED INCOME TAXES AND OTHER LIABILITIES ..........      13,266       12,997

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock ....................................         394          376
     Additional paid-in capital ......................      53,770       47,482
     Retained earnings ...............................      84,036       74,422
     Treasury stock ..................................      (1,062)      (1,062)
                                                         ---------    ---------
       Total shareholders' equity ....................     137,138      121,218
                                                         ---------    ---------
       Total liabilities and shareholders' equity ....   $ 353,812    $ 319,416
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                        FOR THE NINE           FOR THE THREE
                                        MONTHS ENDED            MONTHS ENDED
                                   ---------------------   --------------------
                                    5/31/95     5/31/94     5/31/95     5/31/94
                                   ---------   ---------   ---------   --------
REVENUES ........................  $ 298,603   $ 258,113   $ 105,251   $ 94,171
COST OF OPERATIONS ..............    222,782     190,985      79,096     68,360
                                   ---------   ---------   ---------   --------
    Gross profit ................     75,821      67,128      26,155     25,811

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES .......     54,147      47,159      19,170     16,970

INTEREST EXPENSE ................     (6,900)     (4,866)     (2,540)    (1,798)
INTEREST INCOME .................        302         268         105         73
OTHER INCOME (EXPENSE), net .....        879      (1,599)        825       (794)
                                   ---------   ---------   ---------   --------
    Income before income taxes ..     15,955      13,772       5,375      6,322

INCOME TAX PROVISION ............     (7,015)     (5,192)     (2,370)    (2,383)
MINORITY INTEREST, net of tax ...        154         287          37        102
                                   ---------   ---------   ---------   --------
         Net income. ............  $   9,094   $   8,867   $   3,042   $  4,041
                                   =========   =========   =========   ========
    Net income per common share .  $     .24   $     .24   $     .08   $    .11
                                   =========   =========   =========   ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING .....     38,605      36,674      38,698     36,689
                                   =========   =========   =========   ========

See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                       ----------------------------
                                                                                                        5/31/95             5/31/94
                                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .................................................................................           $  9,094            $  8,867

Reconciliation of net income to cash provided by operating activities:
     Depreciation and amortization .........................................................             23,257              19,011
     Loss (gain) on sale of property and equipment .........................................               (731)                115
     Allowance recorded on notes receivable ................................................               --                 1,740
     Equity in losses of unconsolidated partnership ........................................               --                 1,801
     Gain on sale of marketable security ...................................................               --                (2,688)
     Common Stock received in lawsuit settlement ...........................................               --                (1,062)
     Change in assets and liabilities, net of effects of
       acquisitions accounted for as purchases:
       Receivables, net ....................................................................             (1,441)            (12,096)
       Inventories .........................................................................               (979)                195
       Prepaid expenses and other current assets ...........................................              3,015                (337)
       Notes receivable and other assets ...................................................                378              (1,543)
       Accounts payable and accruals .......................................................              2,549              (2,038)
       Deferred income taxes and other liabilities .........................................               (300)               (121)
       Minority interest ...................................................................                  7                 119
                                                                                                       --------            --------
     Cash provided by operating activities .................................................             34,849              11,963
                                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of Common Stock ...............................................              1,089                --
     Proceeds from borrowings ..............................................................             10,271              23,175
     Principal payments on borrowings ......................................................               (927)             (7,932)
                                                                                                       --------            --------
     Cash provided by financing activities .................................................             10,433              15,243
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment ...................................................            (37,653)            (27,878)
     Proceeds from sale of property and equipment ..........................................              2,396               1,452
     Payments for acquisitions accounted for
       as purchases, net of cash acquired ..................................................             (9,291)             (2,668)
     Proceeds from sale of marketable security .............................................               --                 2,982
                                                                                                       --------            --------
     Cash used in investing activities .....................................................            (44,548)            (26,112)
                                                                                                       --------            --------
EFFECT OF EXCHANGE RATE CHANGES ............................................................               (154)               (321)
                                                                                                       --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................................                580                 773

CASH AND CASH EQUIVALENTS, beginning of period .............................................              3,215               2,966
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, end of period ...................................................           $  3,795            $  3,739
                                                                                                       ========            ========

See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES --

     The condensed consolidated financial statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended August 31, 1994.

(2)  ACQUISITIONS --

     During the first nine months of fiscal year 1995, the Company completed the acquisition of seven businesses for aggregate consideration of $16.4 million consisting of $9.3 million in cash, $2.0 million in promissory notes, and 1,426,096 shares of the Company's Common Stock. As an integral part of these acquisitions, all former shareholders signed non-compete agreements and key management entered into agreements with the Company to continue managing the businesses.

     Subsequent to May 31, 1995, the Company has completed two additional acquisitions accounted for as purchases. Aggregate consideration for these businesses was $7.0 million consisting of $3.8 million in cash and $3.2 million in promissory notes.

(3)  INCOME TAXES --

     Income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in projecting the effective tax rate for fiscal 1995, which may not be resolved until the end of the fiscal year. The effective tax rate of 44% for the nine month period ended May 31, 1995 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

     Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. On the accompanying condensed consolidated balance sheets, deferred tax assets and liabilities are netted within each tax jurisdiction. The following table sets forth the gross deferred tax assets (liabilities) recorded (in thousands):

                                                         MAY 31,      AUGUST 31,
                                                          1995           1994
                                                        --------      ----------
      Current deferred tax assets ................      $  2,421       $  2,895
      Non-current deferred tax assets ............         2,465          1,496
                                                        --------       --------
           Total deferred tax assets .............         4,886          4,391
                                                        --------       --------

      Current deferred tax liabilities ...........          --             (147)
      Non-current deferred tax liabilities .......       (15,121)       (13,827)
                                                        --------       --------
           Total deferred tax liabilities ........       (15,121)       (13,974)
                                                        --------       --------
      Net deferred tax liabilities ...............      $(10,235)      $ (9,583)
                                                        ========       ========
                                       7

     The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                       MAY 31,        AUGUST 31,
                                                        1995             1994
                                                      --------        ----------
Depreciation and amortization ................        $(13,357)        $(11,994)
Financial reserves and accruals
  not yet deductible .........................           3,122            2,411
                                                      --------         --------
     Total ...................................        $(10,235)        $ (9,583)
                                                      ========         ========

(4)  LONG TERM DEBT --

     In October 1994, the Company amended its revolving credit agreement to provide an unsecured $160 million revolving credit line to the Company. As of July 11, 1995, the Company had unutilized borrowing capacity under the new agreement of $23.1 million after utilizing $21.0 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. In addition, the agreement provides for the extension of the revolving portion of the credit agreement until January 1998, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2002. Borrowing availability is subject to the maintenance of certain financial and cash flow ratios.

     In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement was with a member of the Company's bank group and modified $30 million of 7.25% fixed rate debt to a LIBOR-based floating rate plus .24% debt, which was reset quarterly. On May 31, 1995, the Company terminated the interest rate swap agreement. The $470,000 received in the termination transaction will be recorded as income over the remaining life of the agreement.

(5)  PENDING DISPOSITION --

     In April 1995, the Company executed a letter of intent to sell its glass recycling operations to a company formed by Equus II Incorporated, a Houston-based, publicly-traded business development company. The consideration for the transaction includes a significant cash component and certain other instruments which provide the Company a future opportunity to own a significant minority interest in the new company. The Company has valued the total transaction in excess of $55 million. The Company anticipates that a definitive agreement will be finalized in July and that the transaction will be closed by the end of the Company's fiscal year. The closing is subject to finalization of financing for the transaction.

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

     NINE MONTHS AND THREE MONTHS ENDED MAY 31, 1995 AND 1994

     The following is a summary of revenues and gross profit by operating segment ($ in thousands):

                                                   FOR THE NINE MONTHS ENDED                      FOR THE THREE MONTHS ENDED
                                                            MAY 31,                                         MAY 31,
                                           -----------------------------------------       ----------------------------------------
                                                  1995                    1994                    1995                   1994
                                           -----------------       -----------------       -----------------       ----------------
Revenues:

  Environmental Services ............      $210,034       70%      $180,252       70%      $ 73,903       70%      $65,694       70%
  Recycling .........................        50,941       17%        45,167       17%        18,613       18%       16,965       18%
  Container Services ................        37,628       13%        32,694       13%        12,735       12%       11,512       12%
                                           --------      ---       --------      ---       --------      ---       -------      ---
       Total Revenues ...............      $298,603      100%      $258,113      100%      $105,251      100%      $94,171      100%
                                           --------      ---       --------      ---       --------      ---       -------      ---
Gross Profit:

  Environmental Services ............      $ 55,803       27%      $ 50,263       28%      $ 19,113       26%      $19,486       30%
  Recycling .........................         9,343       18%         7,371       16%         3,337       18%        2,917       17%
  Container Services ................        10,675       28%         9,494       29%         3,705       29%        3,408       30%
                                           --------                --------                --------                -------
       Total Gross Profit ...........      $ 75,821       25%      $ 67,128       26%      $ 26,155       25%      $25,811       27%
                                           --------                --------                --------                -------

     REVENUES - Compared to the corresponding periods in the prior year, the Company's consolidated revenues increased by 16% and 12% for the nine and three month periods ended May 31, 1995, respectively.

     ENVIRONMENTAL SERVICES revenues increased 17% and 13% during the nine and three month periods ended May 31, 1995, respectively, as compared to the corresponding periods in fiscal 1994. Purchase acquisitions completed after fiscal 1993 contributed $13.3 million or 45% and $5.7 million or 69% of the growth in revenues for the nine and three month periods ended May 31, 1995, respectively.

     Approximately $16.5 million or 55% and $2.5 million or 31% of the revenue growth in the nine and three month periods ended May 31, 1995, respectively, was internally generated. Internal revenue growth for the respective nine and three month periods included $14.2 million and $3.0 million in the Central region due to an increase in dewatering activities, aboveground tank cleaning projects, scaffolding services, and several large plant turnarounds along the Gulf Coast during fiscal 1995. Additionally, in the third quarter of fiscal

1995, there was an increase in spill response, gritblasting and air-moving services in the Central region. The Southeast region experienced an increase in internal revenue growth of $10.3 million and $1.3 during the nine and three month periods, respectively, due to a continued increase in site remediation and excavating work in the pulp and paper industry, higher offshore activity, and more spill response work for the first three quarters of fiscal 1995. There was also a continued increase in demand for aboveground tank cleaning jobs and stronger demand for air-moving and hydroblasting services for the three quarters ended May 31, 1995. In the third quarter of fiscal 1995, internally generated revenues were enhanced by utilization of start up painting and blasting service lines along the Gulf Coast.

     Internal revenue growth decreased by $5.3 million in the Pacific region for the nine months ended May 31, 1995 and increased $.3 million for the three month period then ended. The decrease in internal revenues resulted from continued lower levels of day-to-day service work with California refining and petrochemical customers and the postponement of refinery turnaround work in certain plants to meet the customers' capital requirements necessary to produce reformulated gasoline under the Clean Air Act. Revenue growth in the first three quarters of fiscal 1995, as compared to the same period of the prior year, was also down due to the nonrecurrence of emergency spill response work which resulted from pipeline ruptures in the severe earthquake in Southern California in mid-January 1994.

     The Northeast region experienced a $1.6 million and $1.0 million decline in internally generated revenues due to a decrease in the need for maintenance in the power plant industry resulting from a mild winter in the first half of fiscal 1995, and a decrease in spill response work in the third quarter of fiscal 1995 as compared with the prior year. The North region experienced a $1.0 million and a $1.2 million decrease in internally generated revenue for the nine and three month periods ended May 31,1995, respectively, due to a decline in restoration projects as well as a decline in hydroblasting services in the automotive industry.

     RECYCLING revenues increased 13% and 10% during the nine and three month periods ended May 31, 1995, respectively, from the corresponding periods of the prior year. The external revenue growth for the nine month period ended May 31, 1995 includes $5.9 million (102%) from three businesses acquired after the first quarter of fiscal 1994 and $1.8 million (108%) external revenue growth for the three month period ended May 31, 1995 from two businesses acquired after the second quarter of fiscal 1994. Excluding the contributions of the acquired businesses, the Company experienced a 2% increase in glass volumes and a 4% decrease in glass prices and a 3% increase in glass volumes with a 6% decrease in glass prices in the first nine months of fiscal 1995 and three months ended May 31, 1995, respectively, as compared to the corresponding periods of the prior year. For the nine month period ended May 31, 1995, volume increased in container glass by 3% with a 9% price decrease, and volume increased by 5% in the third quarter of fiscal 1995 compared to the same period of the prior year, with a 12% decrease in price due to increased sales to existing customers on the West Coast although at lower prices resulting from lower supply costs. Glass volumes increased in the fiberglass industry by 2% with a 4% price increase and increased 3% with an 8% price increase for the nine and three month periods ended May 31, 1995, respectively, compared to the same periods in the prior year due to a continued increase in demand for fiberglass insulation in the residential construction market during the third quarter of fiscal 1995. Highway bead volumes remained flat with a 15% increase in price for the corresponding prior year nine and three month periods, due to the continued economic recovery in this industry in fiscal 1995.

     CONTAINER SERVICES revenues increased 15% and 11% during the nine and three month periods ended May 31, 1995, respectively, from the corresponding periods of the prior year. The increase in revenue was all internally generated. Wastewater pretreatment revenues increased by $2.3 million and $.6 million for the nine and three month periods ended May 31, 1995, respectively. Of these increases, $1.4 million and $.3 million was due to a wastewater pretreatment facility in the Atlanta, Georgia area which was recorded under the equity method of accounting in the same periods of the prior fiscal year. Intermediate bulk container ("IBCs") cleaning revenues increased $1.4 million and $.4 million during the nine and three month periods ended May 31, 1995 as compared to the same periods of the prior year due to volume gains resulting from the addition or expansion of IBC cleaning capabilities in existing facilities. The remaining increase in revenue included a $1.1 million and $.2 million increase in tank trailer cleaning revenues for the nine and three month periods ended May 31, 1995 resulting from a 4% and 1% volume increase and a 2% and 3% price increase, respectively. Compared to prior year corresponding periods, railcar revenues remained flat during the nine and three month periods ended May 31, 1995 as compared with the same periods of the prior year as a result of 24% and 13% increases in volume and 19% and 15% decreases in price, respectively. These fluctuations are the result of a higher amount of lower priced general purpose car cleaning revenues.

     GROSS PROFIT MARGINS - Consolidated gross profit, as a percentage of revenues ("gross margin") decreased 1% to 25% for the nine months ended May 31, 1995 and decreased 2% to 25% for the three months then ended, compared to the corresponding periods in the prior year.

     ENVIRONMENTAL SERVICES gross margins decreased 1% to 27% for the nine month period ended May 31, 1995 and decreased 4% to 26% for the three month period then ended as compared to the corresponding periods of the prior year. Gross margins decreased in the first nine months of fiscal 1995 due to the nonrecurrence of high margin spill response work caused by the severe earthquake in Southern California in January 1994, and a decrease in pricing and volume by many of the refineries along the West Coast. The Company's West Coast operations have diversified into the environmental and transportation businesses in Southern California, but such work produces lower margins than the aforementioned refinery and spill response work. Gross margins were favorably impacted in the other regions by the growth in revenues as discussed previously and a decrease in costs resulting from a continued focus on safety and training, offset by the declines in the power plant industry.

     RECYCLING gross margins increased 2% to 18% and 1% to 18% for the nine and three month periods ended May 31, 1995, respectively, as compared to the corresponding periods of the prior year. Gross margins have improved in the current year, as compared to the prior year, due to a decline in supply costs, increased pricing in the highway bead and fiberglass industries and improved operational efficiencies.

     CONTAINER SERVICES gross margins decreased 1% to 28% for the nine month period ended May 31, 1995 and decreased 1% to 29% for the three month period then ended, as compared to the corresponding periods in fiscal 1994. The decrease in gross margin for the third quarter of fiscal 1995 was primarily due to the inclusion of the results of the Company's Atlanta wastewater pretreatment facility which had previously been accounted for under the equity method in the same periods of the prior year. The decrease in fiscal 1995 margins was offset by nonrecurring costs experienced in the first quarter of fiscal 1994 at certain operating locations associated with temporary waste disposal, transitional relocation inefficiencies and increased labor costs related to the introduction of capabilities to handle multiple container types. The remaining decrease in gross margins was due to lower margins at railcar operations caused primarily by a change in revenue mix. Without the Atlanta wastewater pretreatment facility's results, gross margins increased 1% to 30% and 1% to 31% for the nine and three month periods ended May 31, 1995, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES - SG&A expenses increased $7.0 million or 15% to $54.1 million and $2.2 million or 13% to $19.2 million for the nine and three month periods ended

May 31,1995, respectively, compared to the same periods in fiscal 1994. SG&A expense as a percentage of total revenues has remained consistent at 18% for the nine and three month periods ended May 31, 1995, respectively, as compared to the same periods of the prior year. Direct SG&A from purchase acquisitions completed subsequent to fiscal 1993 contributed approximately 39% of the nine months' increase and 52% of the three months' increase. Additionally, the Company has increased its sales efforts as part of its internal growth focus and increased its staffing to support its safety, quality and compliance programs. There was also an increase in bad debts experienced in the current fiscal year. The increase in these costs was offset by a decrease in accruals related to the Company's management incentive plans compared to the same periods in the prior year.

     INTEREST AND OTHER - Interest expense increased by $2.0 million and $.7 million during the nine and three month periods ended May 31, 1995, respectively, as compared to the same periods in fiscal 1994, due to a higher average level of debt and higher average interest rates than in the corresponding prior year periods. In the third quarter of fiscal 1995, the Company recognized a gain of $.6 million on the sale of equipment purchased for a specific excavation job in the Southeast region.

     The Company, as a minority partner in the Atlanta wastewater pretreatment plant, recognized a $.7 million loss for the three month period ended May 31, 1994, on a pre-tax basis which was recorded in "Other income (expense), net" under the equity method of accounting. In June and July 1994, the Company increased its ownership in the partnership to 100% by acquiring the remaining limited partners' interest for $1.2 million.

     INCOME TAXES - The effective income tax rate for the nine and three months ended May 31, 1995 was 44%, compared to 38% in the same periods in fiscal 1994. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate. The effective tax rate was lower in the same periods of the prior year primarily due to the nontaxable nature of $1.4 million of income received during the first quarter of fiscal 1994.

FINANCIAL CONDITION

     Shareholders' equity increased $15.9 million to $137.1 million. Working capital decreased $2.8 million to $29.8 million reflecting payment of certain non-trade receivables, a reduction in prepaid federal income taxes, and an increase in accruals and the current portion of long term debt associated with an acquisition in the third quarter of fiscal 1995. The decreases in working capital were offset by payments relating to the Company's fiscal 1994 safety and management incentive plans. Long-term obligations, excluding minority interest, increased $11.1 million primarily due to $10.2 million in additional borrowings under the Company's revolving credit agreement used primarily to fund $9.3 million of acquisitions and $37.7 million in capital expenditures during the nine month period ended May 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In April, 1995, the Company executed a letter of intent to sell its glass recycling operations to a company formed by Equus II Incorporated, a Houston-based, publicly-traded business development company. The consideration for the transaction includes a significant cash component and certain other instruments which provide the Company a future opportunity to own a significant minority interest in the new company. The Company has valued the total transaction in excess of $55 million. The Company anticipates that a definitive agreement will be finalized in July and that the transaction will be closed by the end of the Company's fiscal year. The closing is subject to finalization of financing for the transaction. The potential disposition is intended to focus management's efforts on expanding services to core industrial customers and to create shareholder value. Any cash proceeds from the potential disposition of the glass recycling operations will be used to reduce long term debt.

     Capital expenditures during the first three quarters of fiscal 1995 were $37.7 million. Of the total capital expenditures during this period, $24.2 million related to environmental services operations, $9.0 million to container services operations, $3.7 million to the recycling division, and the balance to corporate operations. The Company has projected capital requirements of approximately $7.8 million for the next quarter, of which $4.0 million relates to environmental services operations, $2.5 million to container services operations and $1.3 million to recycling operations. The remainder of fiscal 1995 capital expenditures will be funded from a combination of cash flows from operating activities and utilization of the Company's revolving credit facility.

     In October 1994, the Company amended its revolving credit agreement which provides an unsecured $160 million revolving credit line to the Company. As of July 11, 1995, unutilized borrowing capacity under the new agreement was $23.1 million after utilizing $21.0 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. In addition, the agreement provides for the extension of the revolving portion of the credit agreement until January 1998, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2002. Borrowing availability is subject to the maintenance of certain financial and cash flow ratios.

     In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement was with a member of the Company's bank group and modified $30 million of 7.25% fixed rate debt to a LIBOR-based floating rate plus .24% debt, which was reset quarterly. On May 31, 1995, the Company terminated the interest rate swap agreement. The $470,000 received in the termination transaction will be recorded as income over the remaining life of the agreement.

OUTLOOK

     The Company experienced a 16% growth in revenues in the first three quarters of fiscal 1995 and gross profit decreased 1% as a percentage of revenues. The growth in revenues is due to an 8% increase in internally generated revenues and an 8% increase in revenues from acquisitions. Internal growth has resulted largely from the expansion of service lines in existing operations. Management's expectations during the quarter were not met due primarily to a significant short fall in the results from the Pacific region operations. In addition to enduring the thinnest refinery spreads in years, many of the region's refinery customers are expending significant sums to meet the requirements of the Clean Air Act. Accordingly, these refineries have redirected funds from their industrial cleaning and maintenance budgets towards the spending required to produce reformulated gasoline. The Company has experienced similar service postponements before; but because the postponed services are often reinstated in subsequent periods, management is not particularly concerned about these developments. Although management was disappointed with the third quarter's results, better operating results are anticipated for the fourth quarter and for fiscal 1996.

     The Company's Mexican joint venture has experienced pre-tax losses of $.6 million and $.1 million, before absorption of the minority partner's interest in such losses, in the nine and three month periods ended

May 31, 1995. While maintaining a presence in Mexico, management initiated actions which reduced losses by $.6 million for the first three quarters of fiscal 1995, as compared to the same period of the prior year, by increasing operating efficiencies. In December 1994, the Mexican peso began a period of devaluation which will have an effect on the Company due to the inflationary impact. However, due to the immateriality of the Mexican operations to the Company as a whole, the devaluation is not expected to have a significant impact upon the Company's results of operations.

     The impact of inflation upon the Company has been minimal.

                         ALLWASTE, INC. AND SUBSIDIARIES

               PART II, ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         EXHIBIT
           NO.      DESCRIPTION
         -------    -----------
           4.1   -- Specimen Common Stock certificate (Exhibit 4.1 of the
                    Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November
                    27, 1992, is hereby incorporated by reference.)

           4.2 -- Specimen debenture certificate (Exhibit 4.2 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992, is hereby incorporated by reference.)

           4.3 -- Form of Indenture between the Company and Texas Commerce Trust Company of New York dated June 1, 1989, relating to certain debentures of the Company. (Exhibit 4.1 of the Allwaste, Inc. Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989, is hereby incorporated by reference.)

          10.1 -- Employment Agreement dated October 23, 1986, between R.L. Nelson, Jr. and Allwaste, Inc. (Exhibit 10.1 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.2 -- Employment Agreement dated March 26, 1990, between I.T. Corley and Allwaste, Inc. (Exhibit 10.2 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.3 -- Employment Agreement dated June 21, 1991, between Fred Ferreira and Allwaste Services, Inc. (Exhibit 10.3 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.4 -- Employment Agreement dated July 6, 1993, as amended, between Steven B. Bowles and Allwaste Recycling, Inc. (Exhibit 10.4 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.5 -- Employment Agreement dated October 30, 1987, between Berry Rankin and Independent Tank Cleaning Services, Inc. (Exhibit
                    10.5 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.6   -- Employment Agreement dated October 17, 1994, between Robert
                    M. Chiste and Allwaste, Inc. (Exhibit 10.6 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          10.7 -- Allwaste, Inc. Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan. (Exhibit 10.7 of the Allwaste, Inc. Quarterly Report on Form 10-Q (File No. 1-11016) for the fiscal quarter ended February 28, 1995, filed April 10, 1995, is hereby incorporated by reference.)

          10.8 -- Allwaste Retirement Savings Plan effective October 1, 1990. (Exhibit 4.1 of the Allwaste, Inc. Registration Statement on Form S-8 (File No. 33-37684) filed November 8, 1990, is hereby incorporated by reference.)

          10.9 -- Allwaste Employee Retirement Plan and Trust adopted effective July 1, 1995 as a complete amendment and restatement to the Allwaste Retirement Savings Plan. (Filed herewith.)

          10.10 -- Allwaste Retirement Savings Trust. (Exhibit 4.2 of the Allwaste, Inc. Registration Statement on Form S-8 (File No. 33-37684), effective November 8, 1990, is hereby incorporated by reference.)

          10.11 -- Credit Agreement dated as of November 30, 1993, as amended, by and among Allwaste, Inc., a Delaware corporation, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit 10.10 of the Allwaste, Inc. Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1994, filed November 29, 1994, is hereby incorporated by reference.)

          11.1 -- Calculation of Net Income Per Common Share. (Filed herewith.)

          27.1   -- Financial Data Schedule. (Filed herewith.)


      (b)   Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended May 31, 1995.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLWASTE, INC.

Dated: July 11, 1995                    By: DARREN B. MILLER
                                            --------------------------------
                                            Darren B. Miller