Form 10-K
period 1995-08-31
ALLWASTE INC
filed 1995-11-29
CIK 804742

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended AUGUST 31, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________
      Commission file number 1-11016

                                 ALLWASTE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                   74-2427167
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

      5151 SAN FELIPE, SUITE 1600
            HOUSTON, TEXAS                                    77056
(Address of Principal Executive Offices)                   (Zip Code)

                                 (713) 623-8777
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                               TITLE OF EACH CLASS

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
              7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2014

                              NAME OF EACH EXCHANGE
                               ON WHICH REGISTERED

                         NEW YORK STOCK EXCHANGE, INC.
                         NEW YORK STOCK EXCHANGE, INC.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X].   No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of Common Stock on the New York Stock Exchange on November 22, 1995, was approximately $173 million.

      The number of shares of Common Stock of the Registrant outstanding on November 22, 1995 was 39,674,429.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    DOCUMENT

              Notice and Proxy Statement for the Annual Meeting of Stockholders scheduled to be held January 19, 1996.

                               INCORPORATED AS TO

                       Part III: Items 10, 11, 12 and 13
===============================================================================

                             FORM 10-K REPORT INDEX

                                                                                             PAGE NO.
10-K PART AND ITEM NO.                                                                       --------
PART I
      Item 1.   Business ....................................................................    1
      Item 2.   Properties ..................................................................    7
      Item 3.   Legal Proceedings ...........................................................    8
      Item 4.   Submission of Matters to a Vote of Security Holders .........................    8

PART II
      Item 5.   Market for the Company's Common Equity and Related Stockholder Matters ......    9
      Item 6.   Selected Financial Data .....................................................   10
      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations ..................................................................   11
      Item 8.   Financial Statements and Supplementary Data .................................   15
      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure ..................................................................   34

PART III
      Item 10.  Directors and Executive Officers of the Registrant ..........................   35
      Item 11.  Executive Compensation ......................................................   35
      Item 12.  Security Ownership of Certain Beneficial Owners and Management ..............   35
      Item 13.  Certain Relationships and Related Transactions ..............................   35

PART IV
      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .............   36

                                     PART I
ITEM 1.    BUSINESS

OVERVIEW

      Allwaste, Inc. provides integrated industrial and environmental cleaning and maintenance services primarily in the United States, Canada and Mexico. Unless the context otherwise requires, references to the "Company" or "Allwaste" refer to Allwaste, Inc., a Delaware corporation incorporated on August 21, 1986, and its subsidiaries, affiliates and predecessors.

      The Company, through its operating subsidiaries and affiliates, provides to its industrial and commercial customers a range of industrial and environmental services, including: on-site industrial cleaning and waste management services; waste transportation and processing; wastewater pretreatment; site remediation; maintenance services; turnaround and outage services; container cleaning and repair services; emergency spill response services; and other general plant support services.

      Effective September 1, 1995, the Company sold its glass recycling operations through the sale of all the issued and outstanding capital stock of its wholly-owned subsidiary, ARI Glass Newco, Inc. ("ARI"), to Equus Acquisition Company (now Strategic Materials Holding, Inc., "SMHI") and another affiliate of Equus II Incorporated (together, "Equus"). As consideration for the sale of the shares of common stock of ARI to Equus, the Company received an aggregate of $57.1 million, consisting of (i) $42.5 million in cash, (ii) a 12% Subordinated Note due 2002 in the original principal amount of $6.61 million, (iii) 8,000,000 shares of the 7% redeemable Series A Preferred Stock, redemption value $1.00 per share, of SMHI, and (iv) a stock purchase warrant exercisable to purchase up to 2,153,846 shares of the common stock of SMHI, par value $.001 per share (the "SMHI Common Stock"), which shares represented approximately 35% of the outstanding shares of SMHI Common Stock. The Company has since transferred to certain members of the SMHI management group stock purchase warrants exercisable to purchase an aggregate of 184,615 shares, or 3%, of SMHI Common Stock. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

      The Company has, in the past, divided its operations into three industry segments: environmental services, recycling and container services. With the completion of the sale of the Company's glass recycling operations, the Company has combined the prior industry segments of environmental services and container services into a single operation. The following table presents the percentage of total revenues for each of the Company's principal service lines for each of the fiscal years ended August 31, 1995, 1994 and 1993, excluding the Company's discontinued glass recycling operations.

                                                                                        1995        1994        1993
                                                                                        ----        ----        ----
ON-SITE INDUSTRIAL AND WASTE MANAGEMENT SERVICES
  Air-moving and liquid vacuuming ..............................................         18%         19%         19%
  Hydroblasting and gritblasting ...............................................         18%         19%         19%
  Dredging and dewatering ......................................................          6%          6%          7%
  Other ........................................................................         13%         10%         10%
                                                                                        ---         ---         ---
    Subtotal ...................................................................         55%         54%         55%
                                                                                        ---         ---         ---
CONTAINER SERVICES .............................................................         14%         16%         15%
TRANSPORTATION, ROLL-OFF AND TANK RENTAL SERVICES ..............................         12%         13%         15%
EXCAVATION AND SITE REMEDIATION SERVICES .......................................         11%          9%          9%
ALL OTHER SERVICES .............................................................          8%          8%          6%
                                                                                        ---         ---         ---
    Total ......................................................................        100%        100%        100%
                                                                                        ===         ===         ===

      Since its initial public offering in December 1986, the Company has pursued a strategy of acquiring local independent operators within the industrial service industry, thereby creating, through consolidation, opportunities to benefit from economies of scale, professional management, shared marketing techniques and greater access to capital. To date, the Company has acquired over 90 businesses through this strategy. See "Business Expansion Program" and Note 2 of Notes to Consolidated Financial Statements.

      Despite its historical growth through acquisitions, the Company has, in recent years, experienced more internal growth than acquisition-related growth. See "Business Expansion Program." The Company has focused on realizing increased internal growth primarily by providing solution-oriented and preventive services that focus on improving customer efficiency and profitability, transferring technology and knowledge among the Company's various operating locations, implementing national marketing programs that target major industries served by the Company, introducing services in new geographic areas and developing services that address environmental concerns associated with new products. The Company recently launched ALLIES(TM), a new approach of collaboration between the Company and its customers that focuses on creating flexible and innovative solutions to a customer's problems and stresses the Company's services as an economically-efficient outsourcing alternative that can maximize a customer's competitive role in the emerging global market. See " -- Marketing."

      The Company's operations are subject to stringent federal, state and local governmental regulation. Because of the evolving and uncertain nature of these often complex regulations, the Company cannot predict the effect, if any, that the enactment, amendment, repeal or enforcement of applicable governmental statutes or rules and regulations will have on the Company's operations. See " -- Government Regulation" and "Legal Proceedings -- Environmental Proceedings." Legislation and governmental regulations relating to the protection of the environment, both existing and future, may also require the Company to outlay certain capital expenditures to purchase or replace certain equipment and to upgrade certain facilities. It is anticipated that such capital expenditures, if any, will not have a material effect on the Company's financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

      Unless the context indicates otherwise, all statistical and financial information included in Items I, II and III of this Report is given as of August 31, 1995 and excludes the Company's discontinued glass recycling operations.

BUSINESS SERVICES

      ON-SITE INDUSTRIAL AND WASTE MANAGEMENT SERVICES. The largest component of the Company's business is the provision of industrial cleaning and waste management services at customer facilities. The Company provides industrial cleaning and waste management services from approximately 98 locations in North America (four of which are in Canada) and is currently providing such services under long-term contracts at customers' facilities at an additional 11 locations in North America. The Company provides a number of specialized services for the handling and processing of solid, industrial and hazardous wastes, including air-moving and liquid vacuuming, hydroblasting and gritblasting, dredging, dewatering and sludge processing, sludge pumping, chemical cleaning and jet rodding.

      Air-moving is an efficient method of removing and handling industrial wastes or salvageable materials contained in customers' tanks, containers or other process configurations by means of pneumatic conveyance or vacuuming with controlled air velocity. The Company performs its air-moving services using truck and trailer-mounted air-moving equipment. Typically, the Company's air-mover truck is driven onto the customer's facility near the actual work site. The Company's employees extend pipe and/or hose from the air-mover truck into the customer's tank, container or other process configuration holding the waste or salvageable material. The material is then conveyed into the air-mover truck or container for transportation to a proper customer-designated disposal site.

      The Company's hydroblasting services are performed using high-pressure pumps capable of achieving water pressures of up to 35,000 pounds per square inch. Hydroblasting is an effective method of removing hard deposits from surfaces, such as heat exchangers, boilers, aboveground storage tanks and pipelines, that may be unsuitable for other conventional cleaning techniques. Gritblasting, although similar to hydroblasting, utilizes both abrasive and non-abrasive media to clean surfaces. Gritblasting is often used to clean electrostatic precipitators and boilers and prepare metal surfaces for protective coatings and non-destructive testing. In many cases, hydroblasting or gritblasting can be used as an alternative to chemical cleaning.

      The Company's dewatering services involve the use of centrifuges, filter presses and belt presses to separate liquids from solids, a process typically utilized to minimize disposal volumes. These services are frequently used to process the waste generated by tank cleaning or dredging services.

      CONTAINER SERVICES. The Company conducts container services operations from 31 locations (three of which are in Canada). The Company's container services operations can be divided into three distinct components: cleaning, inspection and repair. Over-the-highway tank-trailers, railcar tanks and intermodal containers and intermediate bulk containers ("IBCs") require thorough cleaning before shipping a new or different product. The Company also inspects all cleaned containers, in accordance with applicable governmental regulations, to insure no product or moisture remains in the cleaned container. The Company provides repair services for tank-trailer units, intermodal containers and IBCs. The Company believes that its container services business is the largest non-carrier operation in the industry in terms of total revenues and number of containers serviced.

      TRANSPORTATION, ROLL-OFF AND TANK RENTAL SERVICES. The Company provides both short and long-distance transportation of hazardous and non-hazardous wastes from customer sites to customer-designated landfills, recycling and reclamation facilities, and treatment, storage and disposal facilities. The Company provides these transportation services primarily on a unit-price or per-loaded mile basis. At certain locations, the Company owns air-tight, water-tight roll-off containers of various sizes, which it utilizes to collect and transport materials within the customer's facility or to customer-designated disposal sites. The Company also operates liquid tank transports equipped with vacuum pumps. Most of the Company's liquid tank transports are certified for the transportation of hazardous materials.

      EXCAVATION AND SITE REMEDIATION SERVICES. The Company's excavation and site remediation services involve the use of heavy equipment such as bulldozers and scrapers for the purpose of grading or otherwise restructuring existing terrain. The Company primarily provides these services to industrial customers for site preparation, construction and maintenance of industrial settlement ponds and lagoons, including the periodic cleaning or remediation of such ponds and lagoons. The Company also provides these services in connection with the construction of landfills.

      WASTEWATER PRETREATMENT. The Company currently operates, as part of its container services group, four facilities that accept non-hazardous commercial and industrial waste products, primarily from third parties. Waste products received and treated at the Company's facilities include wastewaters, sludges and hydrocarbon-bearing liquids. The Company processes a variety of materials at these facilities, including solid waste landfill leachate, restaurant grease-trap wastes, petroleum-contaminated wastewaters, commercial sandtrap or sump wastes, food-processing wastewaters and a variety of industrial wastewaters.

CUSTOMERS

      The Company provides industrial and environmental services to four primary industry groups: the petrochemical and refining, electric power, pulp and paper and automotive industries. All four of these industry groups utilize the Company's on-site industrial cleaning and waste management services. The Company also provides extensive excavation, sludge dewatering and transportation-related services to its petrochemical and refining and electric power industry customers. The Company provides certain industrial services to commercial businesses; steel, mining and manufacturing customers; and governmental agencies and municipalities. The Company has customarily provided tank-trailer cleaning services to contract carriers who own trucks that have been used to transport hazardous and non-hazardous substances and has been increasingly providing tank-trailer cleaning services to chemical manufacturers. Chemical manufacturers represent the Company's primary customer for its railcar tank cleaning and IBC cleaning services. No single customer accounted for more than 10% of the Company's consolidated revenues for the fiscal years ended August 31, 1995, 1994 and 1993, and the loss of any single customer would not have a material adverse effect on the financial position of the Company taken as a whole.

      The Company seeks to enter into master service agreements or project-specific contracts with its industrial and environmental services customers. Under these master service agreements, the customer issues purchase orders for requested services, if any, on an as-needed basis. In the alternative, the Company receives stand-alone purchase orders, pursuant to which customers order services for a short-term project, with jobs typically lasting from one to several days. The Company generally provides its industrial services at prescribed rates, subject to negotiation with the customer, or based on competitive bidding. The Company often provides excavation and site remediation services under fixed-price, unit-price or time-and-materials based contracts. The Company typically provides container services on a "first come, first served" basis and maintains a published price list for its container services.

MARKETING

      The Company utilizes a combination of sales representatives, facility managers and other designated management employees to solicit business from industrial customers and tank transportation fleets. The Company has also implemented national marketing programs designed to increase penetration of three of the Company's largest customer groups: the petrochemical and refining, electric power and pulp and paper industries. The Company provides a number of complementary services from various operating locations to customers in certain major industries. Through concentrated marketing of the full range of industrial cleaning and waste management and transportation services to these customers and focusing on broadening the scope of the services it can offer its customers from a wide range of locations, the Company expects to increase its penetration of these industries. Given the strict environmental rules and regulations applicable to generators and transporters of hazardous wastes, in marketing its container services, the Company emphasizes its state-of-the-art wastewater pretreatment systems and computerized residual waste tracking systems in order to alleviate customers' concerns regarding proper treatment of wastes for which they are responsible. The Company also encourages customers to utilize the Company's container services facilities as their dispatch locations to minimize "dead-head" miles to and from the cleaning location.

      As part of its focus on its national marketing strategy, the Company recently launched the Allwaste's Integrated Environmental Services (ALLIES(TM)) program, an approach of collaboration between the Company and its customers that is being implemented by the Company's operating locations on a national level. ALLIES(TM) encourages the Company's operating managers to focus on creating flexible and innovative solutions to a customer's problems and to stress the Company's services as an economically-efficient outsourcing alternative that can maximize a customer's competitive position in the emerging global market. Because the Company believes that one of its chief advantages over its competitors is the wide number of complementary service lines that it can offer its customers, the Company intends for the ALLIES(TM) program, with its emphasis on the Company as a solution-oriented, customer-focused provider of industrial and environmental services, to provide the Company with a stronger national identity. Rather than competing solely on the basis of hourly rate, the Company's overall marketing strategy, and the focus of the ALLIES(TM) program, is to provide a "value-added" service, primarily decreasing a customer's plant downtime through higher levels of productivity; decreasing disposal costs by recovering, recycling and/or minimizing waste volumes; and improving unit operating efficiency by increasing heat transfer and unit run time and reducing unscheduled downtime through preventive maintenance. The Company believes that this focus has a positive impact on its customers' profitability, thereby contributing to their competitive position.

COMPETITION

      The industrial services industry is highly competitive and fragmented. The Company believes that it is one of the largest industrial service companies in the country in terms of total revenues, geographic coverage and depth of service capability. The Company faces competition from local owner-operated service contractors and from national and regionally-based companies that perform a variety of industrial and environmental services. Competition for industrial services is based primarily on hourly rates, productivity, innovative approaches and quality of service. The Company attempts to add value through providing a safer and more efficient level of service to differentiate itself from competitors.

      The Company also experiences competition in providing container services from independently-owned and operated facilities and certain large tank-trailer transport companies that also operate tank cleaning facilities. Three large tank-trailer transport companies have numerous cleaning facilities throughout the United States and are also major customers of the Company. The important competitive factors in the Company's container services operations are geographic location, efficient service, price and the ability to satisfy the customers' concerns regarding proper waste disposal.

GOVERNMENT REGULATION

      The Company provides its customers with services designed to increase environmental protection by cleaning and removing materials or substances from its customers' equipment or sites that must be properly handled, recycled, or removed from the sites for ultimate disposal. The Company's customers are subject to regulation under a complex conglomeration of local, state and federal statutes, codes and regulations that govern the handling, processing, use, treatment, storage, transportation and disposal of non-hazardous and hazardous materials and wastes. A core component of the Company's business is advising and assisting its customers in complying with this complex regulatory system; thus, the central tenet of the Company's business philosophy is that its operations will meet, and in most cases exceed, the requirements imposed by this regulatory system. This commitment ensures that the Company's customers, as well as the Company itself, are in full compliance with the environmental regulatory system.

      Although there are many statutory requirements that apply to the Company and its customers, the principal regulatory schemes within which the Company must operate are: the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. ss. 9601, ET SEQ., as amended ("CERCLA"); the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901, ET SEQ., as amended ("RCRA"); the Hazardous Materials Transportation Uniform Safety Act, 49 App. U.S.C. ss. 2001, ET SEQ.; the regulations promulgated by the United States Department of Transportation ("USDOT"); and the Occupational Health and Safety Act, 29 U.S.C. ss.651, ET. SEQ. (the "OSHA Act"). The Company's wholly-owned Canadian subsidiaries are subject to similar Canadian regulations.

      CERCLA imposes, without regard to fault or negligence, liability on the generators of hazardous materials, on the owners and operators of treatment, storage and disposal sites and sites where hazardous materials are emitted, released or discharged, either by accident or design, and on companies that transport hazardous materials from generators to recycling, reclamation or disposal sites. With the exception of certain of the container service facilities, the Company generates hazardous wastes at its operating locations in DE MINIMIS quantities and solely in connection with its business operations. At certain of its container services locations, hazardous wastes may be generated as a result of the Company's heel management program (discussed below). The Company does not own or operate hazardous waste disposal sites. Consequently, it has minimal potential liability under CERCLA with respect to such issues. As a transporter of hazardous materials, however, the Company is potentially responsible for the cleanup and remediation at any site to which it transports hazardous materials. In addition, although the Company does not own or operate any landfills, the Company does contract with, on behalf of its customers, the owners and operators of non-hazardous (also known as solid waste) and hazardous landfills. Under CERCLA, the Company is potentially responsible as an "arranger for disposal" under these circumstances. To protect against liability under CERCLA as either a transporter or an "arranger for disposal", the Company works with its customers to ensure that such sites are carefully selected prior to the use of such facilities and also attempts to protect itself through its contractual relationship with its customers. The Company's employees that are involved with the handling, processing or transportation of hazardous materials are required to participate in approved safety and emergency response training under the OSHA Act.

      RCRA imposes liability on the owners and operators of facilities that are used to store, treat or dispose of hazardous materials and imposes "cradle to grave" liability on the generators of hazardous materials. The Company does not own or operate any facility that requires a RCRA Part B permit, which removes the Company from the jurisdiction of the most complex and costly areas of compliance under RCRA. Since the Company generates only DE MINIMIS quantities of hazardous materials at its operating locations, with the exception of the container services locations discussed below, the Company's potential liability under RCRA is limited. However, since waste materials are recycled, reclaimed and stored at several of the Company's facilities, the Company is required to comply with the RCRA regulations with respect to those facilities. Most significantly, RCRA imposes a stringent set of regulations on the identification, storage, treatment, transportation and disposal of wastes. Thus, when handling, processing and transporting a customer's wastes, the Company must carefully observe these regulations. To minimize potential liability under RCRA, the Company works closely with its customers to ensure that the wastes generated by the customer have been properly identified so that such wastes can be appropriately handled, processed and transported and also attempts to protect itself through its contractual relationship with its customers.

      With respect to the Company's container services operations, the Company has potential liability under both CERCLA and RCRA as a generator, storer and disposer of certain materials that the Company drains or melts from containers ("heels" as they are referred to in the industry). In some instances, the Company may be considered to be the generator of those heels that may be classified as hazardous wastes (within the meaning of applicable regulations). The Company has instituted a heel management program to minimize this potential liability under both CERCLA and RCRA. When an over-the-highway tank trailer, railcar tank, intermodal container or IBC arrives at one of the Company's container services facilities, the Company correctly identifies the last substance hauled in a given container and "empties" the container in accordance with applicable governmental regulations. All such heels are collected in an approved manner, labeled as hazardous wastes, if applicable, manifested and transported by a licensed waste transporter to an approved treatment, recycling or disposal facility, all in accordance with applicable law. The container cleaning procedures and the cleaning materials utilized depend largely on the configuration of the container being cleaned and the last material transported in such container. The Company's cleaning systems capture all water, chemical and residue produced from preflushing, final rinsing and steaming. This wastewater is pretreated and discharged into the sewer system in accordance with local requirements. The Company then collects, labels and manifests all solid residues generated by the pretreatment of wastewater and all contaminated cleaning solvents and transports them to approved treatment, recycling or disposal sites through a licensed waste transporter.

      The Company's business depends, in part, on the issuance of permits from state and federal agencies to allow the Company to transport hazardous materials, to operate certain of the Company's equipment and to operate the Company's container cleaning and wastewater pretreatment facilities. The Company believes that it will be able to obtain and retain the applicable and necessary permits from governmental authorities. The majority of these permits are required to be renewed annually, and accordingly, such permits may be subject to revocation, modification or denial. There can be no assurance that the Company will receive necessary permits on a timely basis or that such permits will not be revoked, modified or denied. The Company believes, however, that it has sufficient duplicity of permits so that the loss of any one permit or group of permits would not have a material adverse effect on the Company's financial position or results of operations.

      In connection with several of the Company's service lines, there are significant, but often unforeseeable, inherent business risks that may materially impact the Company's operations, including, but not limited to: (i) the potential that the Company will handle, process, transport or dispose of material that has been misidentified by its customer, resulting in unanticipated exposure to hazardous wastes by the Company's employees and/or disposal of such wastes at an unsuitable facility; (ii) the potential for governmental actions at the local, state or federal level that impose unforeseen restrictions on the handling, transportation or disposal of waste, which actions may result in declining volumes of waste that may be handled, treated, or transported by the Company's existing service lines; and (iii) the potential imposition of liability on the Company for the historical use of a landfill, and the corresponding allocation of responsibility on the Company for the costs of remediating such facilities.

      The Company may not always be able to accurately assess significant business risks related to regulatory compliance because of its inability to predict the future enactment of additional environmental regulations or the amendment, modification or repeal of existing statutes or regulations. Frequently, public pressure causes local, state or federal regulators to act precipitously, with the result that newly-enacted legislation or regulations may contradict existing regulations. Consequently, although the Company makes a significant effort to monitor and to participate in anticipated regulatory, political and legal developments that may affect its operations, it is very difficult for the Company to predict the enactment, amendment, repeal or modification of applicable statutes, rules and regulations pertaining to the protection of the environment or the effect that such actions will have on its financial position or results of operations.

      The complexity of environmental regulations offers the Company vast potential to provide expanded services to its customers, particularly with respect to the Company's industrial cleaning and waste management and waste minimization service lines. Under the current regulatory scheme, the Company's customers are facing increasing restrictions on the generation, treatment, processing and disposal of non-hazardous and hazardous materials. For example, changes to the RCRA regulations have increased the types of materials that may no longer be disposed in landfills, which has caused the Company's customers to find alternative treatment methods for such materials. Similarly, changes over the last few years in the RCRA regulations have resulted in the closure of many landfills, which closures have increased the demand for the development of a process that will minimize the types and amounts of materials required to be disposed in landfills.

      The Company may also experience increased business potential as a result of the increasing scrutiny placed on companies that provide industrial and environmental services. Many states have successfully enacted legislation that allows the state permitting authorities to consider the "fitness" of a permit applicant. Consequently, companies with a history of environmental violations have been, and will likely continue to be, unable to renew the permits that allow them to transport and/or operate as environmental service companies in certain jurisdictions. The inability of the Company's competitors to withstand similar scrutiny should offer the Company increased potential to attract new customers in marketplaces affected by these statutes. Although there can be no assurance that the Company will be able to successfully withstand scrutiny under such "applicant fitness" statutes or regulations in the future or in all jurisdictions that may enact such legislation, to date the Company has not encountered any significant difficulty in meeting the requirements of these statutes and has been able to obtain required permits notwithstanding the increased level of scrutiny.

BUSINESS EXPANSION PROGRAM

      The Company is seeking to expand its service capabilities through the addition of selected service lines at existing locations, acquisitions of existing businesses and the establishment of Company-owned start-up operations in strategic geographic marketplaces. A major factor in the growth of the Company has been its acquisition program; however, management expects an important portion of future growth will be achieved through investment in start-up operations and internal expansion of existing operations.

      INTERNAL GROWTH. The Company has and will continue to open new facilities with its own resources, equipment and personnel. With respect to its on-site industrial cleaning and waste management operations, the Company seeks to add service lines to existing locations as customer demand dictates needs for such additional services. The Company also seeks to expand its customers' awareness of its service capabilities through national marketing programs targeted to specific industry groups. See " -- Marketing." The Company expects to expand its IBC service capacity and to upgrade its wastewater pretreatment capabilities to handle additional third party waste streams.

      The Company has also started four internal ventures to explore expansion of its service capabilities to its industrial customers. These ventures into industrial water and wastewater services, energy services, contract labor services and leak sealing and valve restoration services target specific services that the Company believes represent substantial opportunities for internal growth. Additionally, the Company expects to continue to pursue investment opportunities pursuant to which it would acquire minority ownership or otherwise partner with other business entities to expand its service capabilities for its industrial customers.

      ACQUISITIONS. The Company intends to continue pursuing opportunities to acquire the stock or assets of suitable industrial and environmental service businesses for consideration consisting of cash, convertible subordinated notes, promissory notes, common stock of the Company (the "Common Stock") or some combination thereof. The Company may supplement the acquisition of small local companies or companies engaged in complementary service lines by acquiring larger companies that would be attractive to the Company's customer base. There can be no assurance that the Company will be able to successfully complete any such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      A significant portion of any shares of Common Stock issued in connection with acquisitions is typically restricted as to resale, generally for two years. The Company also often requires as a condition of an acquisition that the prior owners of the acquired business enter into non-competition agreements and that the key members of existing management of the acquired business contract, through employment agreements, to remain as managers of the acquired business. For additional information regarding the Company's acquisitions, see Note 2 of Notes to Consolidated Financial Statements.

INSURANCE AND BONDING

      The Company maintains insurance coverage for normal business risks, including workers' compensation for its employees and auto and general liability insurance, including products and completed operations coverage. Comprehensive insurance for environmental accidents and pollution occurring at the Company's facilities has been expensive and difficult to obtain, and certain policies purchased by the Company specifically exclude certain perils and/or operations that could give cause for such claims. Effective as of September 1, 1995, the Company has purchased pollution liability coverage for its container services operations. Should the Company experience difficulty in obtaining adequate insurance coverage at reasonable rates in the future, this could have a material adverse effect on the Company's financial position or results of operations. To date, the Company has never incurred significant fines, penalties or liabilities for pollution, environmental damage or toxic torts. However, a successful liability claim for which the Company is only partially insured or completely uninsured could have a material adverse effect on the Company's financial position and results of operations.

      The Company cannot predict the future availability or cost of insurance. The Company's total cost of property and casualty insurance, including workers' compensation premiums, was $14.8 million, $10.1 million and $10.7 million for the fiscal years ended August 31, 1995, 1994 and 1993, respectively. The increased cost in fiscal 1995 is attributable to the overall increase in the size of the Company and a significant increase in the adverse development of existing claims, offset by a reduction in fixed costs and the positive impact of the Company's safety programs implemented in the three previous years.

      A substantial portion of the Company's current and prior year insurance coverages are "high deductible" or retrospective policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant impact on the Company's financial position or results of operations.

      Certain of the Company's customers require the Company to post performance bonds that are equivalent to the full amount of the contracts and guarantee their completion. Although the Company has previously obtained bonds through relationships with various sureties, there can be no assurance that these relationships will continue or that the Company will not be forced to seek alternative sources for bonding.

EMPLOYEES

      As of August 31, 1995, the Company had a total of 4,057 full-time employees. At 12 of the Company's service operations, the Company is, or is anticipated to be, bound by collective bargaining agreements governing the Company's relationship with its labor force at such locations. These agreements apply to approximately 248 of the Company's employees and expire at various times from 1996 to 1998, when they will have to be renegotiated in accordance with applicable law. No prediction can be made as to the ultimate outcome of such negotiations, although the Company's management knows of no reason why agreements could not be reached. Additionally, management believes that any failure to come to terms in such negotiations would not have a material adverse effect on the Company's financial position or results of operations. The Company believes its employee relations are good.


ITEM 2.    PROPERTIES

      More than half of the Company's operating locations in its industrial and environmental services business are leased premises under written agreements that expire at various times through 2004. The majority of the leases have renewal options at the Company's option for six month to fifteen-year periods. The Company owns its industrial service facilities in 29 locations. Management does not anticipate any major problems in negotiating new leases on expiration of any existing leases. However, should any problems arise, management believes that it will be able to obtain adequate facilities on terms acceptable to the Company since these operations are all in industrial marketplaces.

ITEM 3.    LEGAL PROCEEDINGS

      In the normal course of its operations, the Company can become involved in a variety of legal disputes. Currently, the Company is a defendant in several legal proceedings, including workers' compensation matters and minor business disputes, the majority of which are being handled or are expected to be handled by the Company's insurance carriers. The Company believes that a decision adverse to the Company in any one or all of these proceedings would not have a material effect on the Company's financial position or results of operations.

ENVIRONMENTAL PROCEEDINGS

      While the Company's paramount goal is to conduct its operations in compliance with all applicable statutes and regulations, in the normal course of operations, the Company, as with all other companies engaged in the industrial and environmental service business, has been and may continue to be the subject of enforcement proceedings initiated by local, state and federal regulatory authorities. In general, such proceedings allege technical violations of licenses or permits under which the Company operates and often are the result of either a misunderstanding with respect to the applicability of a particular regulation or a difference in opinion between the Company and a regulatory agency with respect to the interpretation of a regulation. These enforcement proceedings can result in the imposition of fines and/or penalties on the Company, and the agreement, by the Company, to change certain operating practices and procedures to more closely comply with the interpretation of the environmental regulations favored by the local, state or federal regulatory agency. Although the Company's experience to date has been that such proceedings have not had, either individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations, there can be no assurance that a future proceeding will not have such a material adverse effect.

      Various subsidiaries of the Company have been identified as Potentially Responsible Parties ("PRPs") at sites listed on the United States Environmental Protection Agency's ("EPA") National Priorities List ("NPL"), which identifies sites that have been selected for remedial activity by the EPA under CERCLA (the NPL is sometimes referred to as the "Superfund List"). In addition, various subsidiaries of the Company have been sent information requests by EPA, seeking to determine whether or not such subsidiaries have been involved with additional sites on the NPL. The Company's responsibility as a PRP, if any, at these additional sites has not been determined. All NPL sites at which the Company has been identified as a PRP, or for which the Company has been requested to submit information, are disposal sites owned and operated by third parties and are sites to which the Company is one of multiple parties (sometimes in excess of one hundred) alleged to have transported material. However, when a subsidiary of the Company has been formally identified as a PRP, such subsidiaries have uniformly been identified as DE MINIMIS contributors to such sites, and the Company's management anticipates that its status at additional sites at which it may be named as a PRP in the future would be similar. The Company's status as a DE MINIMIS contributor will entitle its subsidiaries to consider settlements extended by the EPA and/or those parties that have been identified as significant contributors to such sites. Prior to accepting such a settlement, the Company's management will review its subsidiary's role with respect to each site, the amount and types of materials transported by the subsidiary to the site, and the availability of indemnification protection from the subsidiary's customers whose waste was sent to the site. As a result of this review, as well as the Company's continual review of such exposures, the Company may elect to accrue for an anticipated settlement of such Superfund proceeding. The majority of Superfund proceedings involve several years of negotiation between the group of parties identified as PRPs and EPA; therefore, the actual expenditure for a PRP settlement occurs years, if not decades, after the use of the NPL site and typically years after notification of potential liability as a PRP. Based on the Company's prior experience at NPL sites, the Company's management anticipates that it will accept DE MINIMIS settlements at any site at which it is identified as a PRP. In addition, it is anticipated that such settlements will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1995.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol "ALW." The following table sets forth the range of high and low per share sales prices for the Company's Common Stock for the Company's two most recently completed fiscal years:

                                                            HIGH        LOW
                                                         ----------  ----------
Fiscal 1994 --
   First quarter ended November 30, 1993 ..........      $    5.000  $    4.000
   Second quarter ended February 28, 1994 .........           5.250       4.375
   Third quarter ended May 31, 1994 ...............           6.000       4.875
   Fourth quarter ended August 31, 1994 ...........           7.000       5.500

Fiscal 1995 --
   First quarter ended November 30, 1994 ..........      $    7.500  $    5.875
   Second quarter ended February 28, 1995 .........           6.125       4.750
   Third quarter ended May 31, 1995 ...............           6.375       5.125
   Fourth quarter ended August 31, 1995 ...........           5.875       5.000

      According to the Company's transfer agent, on November 22, 1995, there were 2,947 holders of record of the Company's Common Stock.

      The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facility prohibits the payment of cash dividends. The policy of the Board of Directors at this time is to retain earnings to provide funds for the growth of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

      The Selected Financial Data below includes the accounts of all companies acquired through August 31, 1995. The businesses, all of which were acquired in transactions accounted for as purchases during the past five years, are included from their respective dates of acquisition. The selected financial data has been restated for all years presented to display the Company's glass recycling business as a discontinued operation.

      The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              FOR THE YEARS ENDED AUGUST 31,

                                                                 1995         1994         1993         1992         1991
                                                              ---------    ---------    ---------    ---------    ---------
                                                                        (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues ..................................................   $ 344,245    $ 286,861    $ 243,591    $ 182,214    $ 136,740
Cost of operations ........................................     254,596      204,492      173,844      125,886       96,349
                                                              ---------    ---------    ---------    ---------    ---------
Gross profit ..............................................      89,649       82,369       69,747       56,328       40,391

Write-downs of operating equipment ........................       6,908         --           --           --           --
Selling, general and administrative expenses ..............      72,976       59,020       53,033       40,408       28,672
Interest expense ..........................................      (8,785)      (5,617)      (4,798)      (3,984)      (2,538)
Interest and other income (expense), net ..................      (3,097)        (818)       1,250          276          939
                                                              ---------    ---------    ---------     --------      -------
Income (loss) from  continuing  operations  before income
taxes .....................................................      (2,117)      16,914       13,166       12,212       10,120

Income tax provision ......................................       2,170        6,725        5,465        4,885        3,515

Minority interest .........................................         408          407         --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ..................      (3,879)      10,596        7,701        7,327        6,605

Income from discontinued operations, net of
  applicable income taxes .................................       2,773        2,501        2,464        4,218        3,077
                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss) .........................................   $  (1,106)   $  13,097    $  10,165    $  11,545    $   9,682
                                                              =========    =========    =========    =========    =========
Net income (loss) per common share
     Continuing operations ................................   $    (.10)   $     .29    $     .21    $     .21    $     .19
     Discontinued operations ..............................         .07          .07          .07          .12          .09
                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss) per common share ........................   $    (.03)   $     .36    $     .28    $     .33    $     .28
                                                              =========    =========    =========    =========    =========
Weighted average common shares outstanding ................      38,805       36,852       36,307       35,330       34,908
                                                              =========    =========    =========    =========    =========
BALANCE SHEET DATA:

Working capital ...........................................   $  26,925    $  25,579    $  12,233    $  14,692    $  15,187

Property and equipment, net ...............................     131,098      108,956       89,730       71,707       58,020

Total assets ..............................................     372,233      309,263      259,965      196,001      155,519

Long-term obligations .....................................     172,948      134,630      101,041       72,865       54,959

Shareholders' equity ......................................     128,291      121,218      105,196       90,038       75,575

Cash dividends declared per common share ..................        --           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been restated for all periods discussed to exclude the Company's discontinued glass recycling operations. For information regarding acquisitions and dispositions made by the Company, refer to Notes 2 and 3, respectively, of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

      FISCAL YEARS ENDED AUGUST 31, 1993, 1994 AND 1995

      REVENUES -- The Company's consolidated revenues grew by 20% from fiscal 1994 to 1995 and by 18% from fiscal 1993 to 1994. From fiscal 1994 to 1995, approximately 57% of the revenue growth was from internal sources with the balance of 43% coming externally. Of the Company's total revenue growth from fiscal 1993 to 1994, approximately 74% of such growth was internally-generated and 26% was derived from external sources. The following is a summary of revenues by major service line:

                                                              1995  1994  1993
                                                              ----  ----  ----
ON-SITE INDUSTRIAL AND WASTE MANAGEMENT SERVICES
  Air-moving and liquid vacuuming ...........................   18%   19%   19%
  Hydroblasting and gritblasting ............................   18%   19%   19%
  Dredging and dewatering ...................................    6%    6%    7%
  Other .....................................................   13%   10%   10%
                                                               ---   ---   ---
    Subtotal ................................................   55%   54%   55%
                                                               ---   ---   ---
CONTAINER SERVICES ..........................................   14%   16%   15%
TRANSPORTATION, ROLL-OFF AND TANK RENTAL SERVICES ...........   12%   13%   15%
EXCAVATION AND SITE REMEDIATION SERVICES ....................   11%    9%    9%
ALL OTHER SERVICES ..........................................    8%    8%    6%
                                                               ---   ---   ---
    Total ...................................................  100%  100%  100%
                                                               ===   ===   ===

      During fiscal 1994, overall demand increased for day-to-day service and project work due to an improvement in the general economy and work deferrals from fiscal 1993 that were performed in fiscal 1994. Internal revenue growth benefited from a strong turnaround season in the refining industry, and strong outage seasons in the utility industry in the Northeastern and Western United States. Revenues in the Southeastern United States increased due to an improvement in the offshore oil and gas exploration and production industry. Due to the effects of the general economic recovery, demand also increased within the automotive industry in Canada. The remaining $11.4 million or 26% revenue increase resulted from companies acquired during fiscal 1993 and 1994.

      Airmoving and liquid vacuuming revenues increased $8.7 million or 19% in fiscal 1994 primarily due to the previously discussed internal growth. Container services revenues increased $7.6 million or 20% in fiscal 1994 as a result of primarily volume increases in IBC and tank trailer cleaning and $1.8 million in acquisition-related growth. Hydroblasting and gritblasting revenues increased $6.4 million or 14% in fiscal 1994 with $1.4 million in acquisition related growth and $5.0 million in internal growth due to the factors previously stated. Excavation and site remediation revenues increased $4.2 million or 20% in fiscal 1994 primarily due to internal growth in the pulp and paper industry business in the Eastern United States. Dredging and dewatering revenues increased $2.4 million or 15% primarily due to internal growth in the refining and petrochemical industry in the Gulf Coast.

      The Company's 13 other industrial service lines had aggregate revenue increases of $14.0 million or 18% in fiscal 1994. These increases primarily occurred in labor services, spill response, scaffolding and construction. Emergency spill response work increased primarily as a result of pipeline ruptures caused by the severe earthquake in southern California in mid-January 1994.

      In general, the strong surge in business activity that began in fiscal 1994 continued into the first half of fiscal 1995. The Company began to experience a weakening in business activity during the latter part of fiscal 1995. Specifically, the Company experienced a decline in turnaround activity in the refining and petrochemical industry, particularly in the Pacific Coast region of the United States. During fiscal 1995, the strongest increase in internally-generated revenue occurred in the Southeastern United States as operations in that area of the country benefited from increased penetration of the pulp and paper and refining and petrochemical industries in Louisiana and a significant public works project in Alabama. Additionally, the Company completed a significant dewatering and roll-off transportation project in Louisiana. The remaining $24.8 million or 43% revenue increase resulted from companies acquired during fiscal 1994 and 1995.

      Excavation and site remediation revenues increased $11.4 million or 45% in fiscal 1995 primarily due to increased market penetration in the Louisiana pulp and paper industry and a significant public works contract in Alabama. Hydroblasting and gritblasting revenues increased $7.7 million or 14% in fiscal 1995 as a result of increased tank cleaning and gritblasting services provided to the refining and petrochemical industry in the Southeastern United States and to the offshore oil and gas exploration and production industry in the Gulf of Mexico, respectively. Air-moving and liquid vacuuming revenues increased $7.4 million or 14% in fiscal 1995. Approximately $4.2 million or 57% of the increase in this service line is attributable to acquisition growth. The remaining increase is due to overall higher levels of turnaround activity along the Gulf Coast, increased penetration of the refining market in Hawaii and a non-recurring governmental clean-up job. These increases were partially offset by less spill response work and a lower level of turnaround activity in the refining industry in the Pacific Coast region. Container service revenues increased $4.8 million or 11% in fiscal 1995. Approximately $1.2 million or 25% of the increase in container services revenues is due to revenues generated by the Company's Atlanta wastewater pretreatment plant, which was accounted for on the equity method of accounting in the prior year previous to the Company's ownership increase in late fiscal 1994. The remaining increase in this service line is due to expansion of IBC service capabilities and a significant wastewater pretreatment project in Louisiana. Dredging and dewatering revenues increased $3.6 million or 19% as a result of acquisitions and a significant project for a refining customer in Louisiana.

      In fiscal 1995, the Company's 24 other industrial service lines had aggregate revenue increases of $22.5 million or 39%. These increases primarily occurred in the service lines of sewer rehabilitation, transportation, roll-off and tank rental, labor, scaffolding, chemical cleaning, underground utility locating and air monitoring.

      GROSS PROFIT MARGINS -- Gross profit, as a percentage of revenues ("gross margin"), for fiscal 1993, 1994 and 1995 was 29%, 29% and 26%, respectively.

      Although the Company's gross margin was flat at 29% from fiscal 1993 to fiscal 1994, a decline of 3% to 26% was experienced in fiscal 1995. Approximately one-third of the margin decline is attributable to unusually high development of existing risk insurance claims under the Company's high deductible and retrospective risk management programs. Such decline was partially offset by the Company's record year in fiscal 1995 for safety performance. Margins were also affected by a higher mix of lower margin subcontract and disposal revenues and a significant loss on a governmental transportation project. Gross margins in the Company's Pacific Coast operations were adversely affected by lower volumes and lower pricing in the California refinery market and the nonrecurrence of high margin spill response work caused by the severe earthquake in Southern California in January 1994. The container services gross margin was adversely affected by inclusion of the results of the Company's Atlanta wastewater pretreatment facility which had low margins and had previously been accounted for under the equity method of accounting in fiscal 1994 and by lower margins at railcar operations that were primarily caused by a change in revenue mix.

      WRITE-DOWNS OF OPERATING EQUIPMENT

      During fiscal 1995, the Company booked write-downs in recognition of the permanent impairment of certain operating assets totaling $6.9 million. The affected assets included certain operating equipment in Mexico and California, a wastewater pretreatment facility, equipment relating to two small businesses which were exited and various owned facilities held for sale.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

      The Company's SG&A expense as a percentage of revenues was 22% during the fiscal year 1993 and 21% for fiscal years 1994 and 1995. SG&A expenses increased 11% from $53.0 million in fiscal 1993 to $59.0 million in fiscal 1994 and increased 24% to $73.0 million in fiscal 1995. The increased expense in fiscal 1994 is primarily attributable to the growth of the industrial services operations and to the acquisition of businesses during the year. SG&A related to acquisitions completed subsequent to fiscal 1992 contributed approximately 20% of the increase from fiscal 1993 to 1994. The remainder of the increase for fiscal 1994 is due to SG&A expenses of internal start-up locations, including the Company's Mexican operations, costs related to the Company's safety and management incentive plans and direct overhead expenses related to the internal expansion of the Company's operations. In fiscal 1993, SG&A expenses included significant legal costs associated with protecting the Company's interests relating to a previous acquisition which was favorably settled in early fiscal 1994.

      Incremental SG&A from acquisitions completed subsequent to fiscal 1993 contributed approximately 30% of the increase from fiscal 1994 to fiscal 1995. A significant part of the remaining increase is attributable to higher bad debt expenses, the write-off of unrealizable organizational costs relating to a realignment of the Company's Mexico joint ventures and higher legal and professional fees. The Company also increased its staffing to support its sales, safety and compliance programs and to maintain strong financial systems and controls. These increases in SG&A were partially offset by lower costs relating to the Company's management incentive compensation plans.

      INTEREST EXPENSE -- Interest expense increased $.8 million from fiscal 1993 to 1994 and $3.2 million from fiscal 1994 to 1995. In fiscal 1994, the increase in interest expense is primarily the result of higher average debt levels required to fund acquisitions and capital expenditures required for internal growth. In the second half of fiscal 1994, the Company experienced higher average interest rates than in the corresponding prior year period. In fiscal 1995, the increase in interest expense was caused by a balanced combination of the above-mentioned higher average debt levels and higher average interest rates.

      INTEREST AND OTHER INCOME (EXPENSE), NET -- For the years ended August 31, 1993, 1994 and 1995, interest income was $338,000, $484,000 and $402,000, respectively. Other income for fiscal 1993 primarily reflects a $3.0 million gain on sale of the Company's IBC leasing operations in December 1992, partially offset by a $2.1 million pretax loss recorded in connection with the Company's decision to terminate management service agreements and acquire three investor-owned industrial services companies previously operated by the Company, and other charges totaling $.4 million.

      Other income for fiscal 1994 consists of a $2.7 million gain on the sale of the Company's investment in the common stock of Sanifill, Inc. and a $1.4 million gain, net of related fiscal 1994 legal expenses, on the settlement of a lawsuit associated with protecting the Company's interests relating to a previous acquisition. Included in other expense for fiscal 1994 is $2.4 million in write-offs relating to notes receivable and other reserves arising from the sale of businesses. Additionally, in the first quarter of fiscal 1994, the Company recorded $1.0 million in losses relating to its investment in a wastewater pretreatment facility, a gain of $.5 million on the sale of a joint venture interest, and other charges totaling $.7 million. Other expense for fiscal 1994 also includes $1.8 million in net operating losses recorded on the equity method of accounting at a wastewater pretreatment facility.

      Other expense in fiscal 1995 is primarily attributable to $1.0 million in allowances provided for a note receivable and the write-off of the Company's remaining investment of $2.0 million in previously-owned businesses. Also, the Company settled a lawsuit for $.6 million related to its previously discontinued asbestos abatement business.

      INCOME TAXES -- The effective income tax rates for the years ended August 31, 1993 and 1994 were 42% and 40%, respectively. The effective rates were higher than the statutory federal rate of 35% for fiscal 1994 and 34% for fiscal 1993, primarily due to the effect of nondeductible amortization of goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate. The effective tax rate in 1994 was reduced by $1.4 million of nontaxable income received in fiscal 1994.

      In fiscal 1995, the Company recorded a tax provision of $2.2 million despite a pre-tax loss of $2.1 million. Such tax provision was attributable to the above-mentioned items, nondeductible meals and entertainment and valuation allowances relating to the Company's Mexico joint ventures.

FINANCIAL CONDITION

      Shareholders' equity increased from $121.2 million at August 31, 1994 to $128.3 million at August 31, 1995. Long-term obligations increased from $134.6 million to $172.9 million. At August 31, 1995, $120.1 million was outstanding under the Company's revolving credit agreement, representing an increase of $35.7 million in net borrowings during fiscal 1995. These borrowings, along with $38.1 million in cash from operating activities, were used primarily to fund capital expenditures ($47.2 million) and cash consideration paid to the former owners of acquired businesses ($20.7 million). Additionally, there was a $5.0 million net increase in convertible subordinated debt issued as partial consideration for businesses acquired during fiscal 1995, which was offset by a $1.0 million decrease in deferred income tax liability in fiscal 1995, and long-term obligations which became current during fiscal 1995.

      On September 1, 1995, the Company completed the sale of its glass recycling operations. Of the total sales price of $57.1 million, the Company received $42.5 million in cash which was utilized to reduce borrowings under the Company's revolving credit facility. Working capital increased from $25.6 million at August 31, 1994 to $26.9 million at August 31, 1995, reflecting increased overall levels of activity which resulted in an increase in trade receivables, lower current maturities of long-term debt and the working capital related to the businesses acquired during fiscal 1995. These increases were partially offset by higher insurance accruals and a decline in prepaid income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures during fiscal 1994 and 1995 were $34.1 million and $47.2 million, respectively. Capital expenditures in 1995 were primarily related to purchases of operating equipment for existing service lines expanded to other locations or for expansion of service lines in existing markets. The Company anticipates capital expenditure requirements for existing operations of approximately $36.0 million in fiscal 1996. The Company's fiscal 1996 capital expenditure and acquisition programs will be funded from a combination of cash flows from operating activities and utilization of the Company's revolving credit facility. The Company has in the past and may in the future issue its own stock and/or its convertible subordinated notes to former owners as consideration for acquired businesses. The Company considers its financial resources adequate to fund its capital expenditures and anticipated acquisition levels for fiscal 1996.

      In December 1993, the Company entered into a revolving credit agreement with a group of banks. This agreement, as amended in August 1995, provides an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. Unutilized borrowing capacity was $23.3 million at November 22, 1995.

      In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement which modified $30 million of 7.25% fixed rate debt to a LIBOR-based floating rate plus .24% debt, was terminated on May 31, 1995. The $.5 million received in the termination transaction will be recorded as a reduction of interest expense over the remaining life of the original agreement.

      In July 1995, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's Common Stock, either in the open market or in privately negotiated transactions. Subsequent to August 31, 1995, the Company has repurchased 288,300 shares of its stock at an average cost of $4.80 per share. Future repurchases of the Company's Common Stock will be dependent upon prevailing market conditions and other investment opportunities.

FLUCTUATIONS IN RESULTS OF OPERATIONS

      Certain customers have varying levels of demand for the Company's services based on the time of year. Most of the Company's service lines tend to be slowest in the winter months (the Company's second quarter). Services provided to electric utility customers are typically performed in the fall and spring when demand for electricity is reduced and maintenance work can be performed more efficiently. Likewise, services provided to refining and petrochemical customers tend to be greater in the fall and spring when most planned turnarounds at customer plants occur. See also Note 13 of Notes to Consolidated Financial Statements for quarterly financial data. In addition, the Company's acquisition program can affect not only future results and rates of growth but also previously reported results because of restatements if acquisitions are accounted for as poolings-of-interests.

      The impact of inflation on the Company has been minimal.

FISCAL 1996 OUTLOOK

      Management expects to continue to achieve strong revenue growth in fiscal 1996 through a combination of internal growth programs and acquisitions. Internal growth is expected to come from new market penetration in industrial and environmental services, the continued expansion of service lines in existing operations and the expansion of wastewater pretreatment capabilities at existing container services facilities. As a facilitator of revenue growth, the Company has launched its ALLIES(TM) marketing program which is an integrated approach to selling the Company's full range of services, primarily to national customers. The ALLIES(TM) program focuses on the themes of partnering, value-added service and customer profit improvement.

      Another area of focus in fiscal 1996 will be cost control and margin expansion. In this regard, it is the Company's intention to push for selected price increases where market conditions permit and as a by-product of value-added selling efforts. Also, the Company has identified certain expenses that it anticipates will be opportunities for cost reduction.

      The Company has clearly defined the industrial customer as the focus of its business strategy. On September 1, 1995, the Company completed the sale of its former glass recycling operations in order to narrow its focus on providing services to the industrial customer and to provide additional capital for expansion of this core business. During fiscal 1996, the Company is developing new opportunities to serve the industrial customer independently or through partnering arrangements in the areas of water and wastewater management, energy services, contract labor services and leak sealing and valve restoration services.

ITEM 8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Allwaste, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Allwaste, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1995 and 1994, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended August 31, 1995. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Allwaste, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
November 17, 1995

                         ALLWASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                             AS OF AUGUST 31,
                                                                          ---------------------
                                                                            1995         1994
                                                                          --------     --------
                                                                                      (Restated)
                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................................   $   4,029    $   3,020
   Receivables, net of allowance for doubtful accounts ...............      80,065       64,876
   Prepaid expenses ..................................................       3,609        7,106
   Deferred taxes and other current assets ...........................      10,216        3,992
                                                                           -------      -------
         Total current assets ........................................      97,919       78,994
                                                                           -------      -------
PROPERTY AND EQUIPMENT, at cost ......................................     230,291      190,577
   Less -- Accumulated depreciation ..................................     (99,193)     (81,621)
                                                                           -------      -------
                                                                           131,098      108,956
                                                                           -------      -------
GOODWILL, net of accumulated amortization ............................      88,122       66,110
NOTES RECEIVABLE .....................................................       4,893        6,390
OTHER ASSETS .........................................................       4,050        6,895
NET ASSETS OF DISCONTINUED OPERATIONS ................................      46,151       41,918
                                                                           -------      -------
         Total assets ................................................   $ 372,233    $ 309,263
                                                                         =========    =========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ................................................   $  28,737    $  17,428
     Accrued liabilities
        Payroll and related benefits .................................       8,282        9,561
        Worker's compensation insurance ..............................      11,686        6,383
        Other insurance ..............................................       5,550        4,741
        Income taxes and other .......................................      13,368        7,798
     Current maturities of long-term and convertible subordinated debt       3,371        7,504
                                                                           -------      -------
         Total current liabilities ...................................      70,994       53,415
                                                                           -------      -------
LONG-TERM DEBT .......................................................     120,535       85,258
CONVERTIBLE SUBORDINATED DEBT ........................................      41,972       37,672
DEFERRED INCOME TAXES AND OTHER LIABILITIES ..........................      10,441       11,700

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred Stock, 500,000 shares authorized, none issued or
        outstanding ..................................................        --           --
     Common Stock,  $.01 par value,  100,000,000 shares authorized,
        39,609,429 and 37,740,971 shares issued in 1995 and 1994,
        respectively .................................................         396          376
     Additional paid-in capital ......................................      54,958       47,482
     Retained earnings ...............................................      73,999       74,422
     Treasury Stock, at cost,  250,000 shares ........................      (1,062)      (1,062)
                                                                           -------      -------
          Total shareholders' equity .................................     128,291      121,218
                                                                           -------      -------
          Total liabilities and shareholders' equity .................   $ 372,233    $ 309,263
                                                                         =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              For the Years Ended August 31,
                                                                                           ----------------------------------
                                                                                             1995         1994         1993
                                                                                           --------     --------     --------
                                                                                                       (Restated)   (Restated)
REVENUES ..............................................................................   $ 344,245    $ 286,861    $ 243,591

COST OF OPERATIONS ....................................................................     254,596      204,492      173,844
                                                                                            -------      -------      -------
     Gross profit .....................................................................      89,649       82,369       69,747

WRITE-DOWNS OF OPERATING EQUIPMENT ....................................................       6,908         --           --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........................................      72,976       59,020       53,033

INTEREST EXPENSE ......................................................................      (8,785)      (5,617)      (4,798)
INTEREST INCOME .......................................................................         402          484          338
OTHER INCOME (EXPENSE), net ...........................................................      (3,499)      (1,302)         912
                                                                                            -------      -------      -------
     Income (loss) from continuing operations before income taxes .....................      (2,117)      16,914       13,166

INCOME TAX PROVISION ..................................................................       2,170        6,725        5,465
MINORITY INTEREST .....................................................................         408          407         --

     Income (loss) from continuing operations .........................................      (3,879)      10,596        7,701
     Income from discontinued operations, net of applicable income taxes ..............       2,773        2,501        2,464
                                                                                            -------      -------      -------
          Net income (loss) ...........................................................   $  (1,106)   $  13,097    $  10,165

NET INCOME (LOSS) PER COMMON SHARE:
     Continuing operations ............................................................   $    (.10)   $     .29    $     .21
     Discontinued operations ..........................................................         .07          .07          .07
                                                                                            -------      -------      -------
          Net income (loss) per common share ..........................................   $    (.03)   $     .36    $     .28
                                                                                          =========    =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                            -------------------
                                            NUMBER                  ADDITIONAL                                    SHARE-
                                              OF                      PAID-IN       RETAINED       TREASURY      HOLDERS'
                                            SHARES       AMOUNT       CAPITAL       EARNINGS         STOCK        EQUITY
                                           --------   -----------  ------------    ----------     ----------    ----------
BALANCE, AUGUST 31, 1992 ...........        35,458     $     355     $  37,328     $  52,355      $    --        $  90,038
Net income .........................          --            --            --          10,165           --           10,165
Issuance of Common Stock for
     purchased businesses and                  787             8         3,969          --             --            3,977
     earnouts
Issuance of Common Stock
     pursuant to stock option
     plans, including tax benefit
     to Company ....................           128          --             660          --             --              660
Purchases of treasury stock ........          --            --            --            --             (454)          (454)
Issuance of Common Stock and
     treasury stock to acquire
     property and equipment ........           367             4         1,140          (198)           454          1,400
Change in cumulative
     translation adjustment ........          --            --            --            (590)          --             (590)
                                            ------     ---------     ---------     ---------      ----------     ---------
BALANCE, AUGUST 31, 1993 ...........        36,740           367        43,097        61,732           --          105,196
Net income .........................          --            --            --          13,097           --           13,097
Issuance of Common Stock for
     purchased businesses ..........           934             9         4,093          --             --            4,102
Issuance of Common Stock
     pursuant to stock option
     plans, including tax benefit
     to Company ....................            67          --             292          --             --              292
Treasury Stock acquired in lawsuit
     settlement ....................          --            --            --            --           (1,062)        (1,062)
Change in cumulative
     translation adjustment ........          --            --            --            (407)          --             (407)
                                            ------     ---------     ---------     ---------      ----------     ---------
BALANCE, AUGUST 31, 1994 ...........        37,741           376        47,482        74,422         (1,062)       121,218
Net loss ...........................          --            --            --          (1,106)          --           (1,106)
Issuance of Common Stock for
     acquired businesses ...........         1,432            15         5,079           810           --            5,904
Issuance of Common Stock
     pursuant to stock option
     plans, including tax benefit
     to Company ....................           436             5         2,397          --             --            2,402
Change in cumulative
     translation adjustment ........          --            --            --            (127)          --             (127)
                                            ------     ---------     ---------     ---------      ----------     ---------
BALANCE, AUGUST 31, 1995 ...........        39,609     $     396     $  54,958     $  73,999      $  (1,062)     $ 128,291
                                            ======     =========     =========     =========      =========      =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED AUGUST 31,
                                                                                          --------------------------------
                                                                                            1995        1994        1993
                                                                                          --------    --------    --------
                                                                                                     (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ................................................................   $ (1,106)   $ 13,097    $ 10,165
     Reconciliation of net income (loss) to cash
     provided by operating activities -
          Depreciation and amortization ...............................................     28,286      23,459      20,397
          Write-downs of assets .......................................................      6,908        --          --
          Allowances on notes receivable ..............................................      1,000         790        --
          Write-downs of investments ..................................................      1,950         950       2,150
          Gain on sales of property and equipment .....................................       (777)       (146)     (3,354)
          Equity in losses of unconsolidated partnership ..............................       --         2,805        --
          Gain on sale of Common Stock investment .....................................       --        (2,688)       --
          Common Stock received in lawsuit settlement .................................       --        (1,062)       --
          Change in assets and liabilities, net of effect
               of acquisitions accounted for as purchases -
                     Receivables ......................................................    (10,787)     (9,412)     (9,824)
                     Prepaid expenses, deferred taxes
                          and other current assets ....................................     (2,309)     (2,556)       (773)
                     Notes receivable and other assets ................................        722      (3,310)     (6,007)
                     Accounts payable .................................................      8,278         (13)      6,597
                     Accrued liabilities ..............................................      7,170      (2,067)      3,234
                     Deferred income taxes and other liabilities ......................     (1,259)      1,521       7,810
                                                                                            ------      ------      ------
               Cash provided by operating activities ..................................     38,076      21,368      30,395
                                                                                            ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuances of Common Stock ..........................................      2,279         292         602
     Proceeds from borrowings .........................................................     35,986      33,248      23,107
     Principal payments on borrowings .................................................     (6,893)    (10,807)     (9,573)
     Purchases of Common Stock ........................................................       --          --          (454)
                                                                                            ------      ------      ------
               Cash provided by financing activities ..................................     31,372      22,733      13,682
                                                                                            ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment ..............................................    (47,193)    (34,145)    (30,536)
     Proceeds from sales of property and equipment ....................................      2,394       2,112       1,575
     Proceeds from sale of business ...................................................       --          --         5,000
     Payments for acquisitions accounted for as purchases, net
          of cash acquired of $1,337, $241 and $466 ...................................    (19,320)     (7,468)    (14,224)
     Proceeds from sale of investment in marketable security ..........................       --         2,982        --
     Cash used in discontinued operations .............................................     (4,233)     (7,013)     (7,235)
     Other ............................................................................       --          --        (1,830)
                                                                                            ------      ------      ------
               Cash used in investing activities ......................................    (68,352)    (43,532)    (47,250)
                                                                                            ------      ------      ------
EFFECT OF EXCHANGE RATE CHANGES .......................................................        (87)       (407)       (351)
                                                                                            ------      ------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................      1,009         162      (3,524)
CASH AND CASH EQUIVALENTS, beginning of year ..........................................      3,020       2,858       6,382
                                                                                            ------      ------      ------
CASH AND CASH EQUIVALENTS, end of year ................................................   $  4,029    $  3,020    $  2,858
                                                                                          ========    ========    ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The Consolidated Financial Statements include the accounts of Allwaste, Inc. ("Allwaste" or the "Company) and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the Company's glass recycling operations as a discontinued operation, as discussed in Note 3. Additionally, certain prior year amounts have been reclassified to conform with the fiscal 1995 presentation.

      REVENUE RECOGNITION

      Revenues are recorded as services are performed. Revenues derived from services provided under fixed-price contracts are recognized on a percentage-of-completion basis, using the cost-to-cost method. If it is determined that a contract may result in a loss, a provision for the loss is accrued at such time.

      INVENTORIES

      Inventories are stated at the lower of average cost or market. Amounts are removed from inventory using the estimated average cost per unit method. The inventory balances at August 31, 1995 and 1994 were $1.8 million and $2.0 million, respectively. Inventories are included in deferred taxes and other current assets in the Consolidated Balance Sheets.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The Company provides depreciation over the estimated useful lives of the depreciable assets using the straight-line method as follows:
                                                                         YEARS
                                                                        -------
Buildings ....................................................          10 - 30
Service equipment and related vehicles .......................           2 - 20
Other ........................................................           3 - 10

      The cost of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. Maintenance and repairs were $13.6 million, $11.9 million and $9.4 million for the years ended August 31, 1995, 1994 and 1993, respectively. When property and equipment are sold or retired, the remaining cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the results of operations.

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. Capitalized interest primarily relates to improvements and expansions at container services facilities and was $319,000, $141,000 and $144,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

      GOODWILL

      Goodwill represents the excess of the aggregate price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired (see Note 2). Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill may be impaired, the Company uses an estimate of the business component's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill. Accumulated amortization at August 31, 1995 and 1994 was $6.6 million and $4.9 million, respectively.

      INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which was adopted in the first quarter of fiscal 1994. The implementation of SFAS No. 109 did not have a material effect on the Company's consolidated financial position or its results of operations.

      Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. On the accompanying Consolidated Balance Sheets, current and non-current deferred tax assets and liabilities are netted within each tax jurisdiction. The following table sets forth the gross deferred tax assets (liabilities) recorded as of August 31 (in thousands):

                                                          1995            1994
                                                         ------          ------
Current deferred tax assets ....................       $  8,512        $  3,622
Non-current deferred tax assets ................          5,003           1,496
Valuation allowance ............................         (1,156)           --
                                                       --------        --------
     Total deferred tax assets .................         12,359           5,118

Current deferred tax liabilities ...............           --            (1,755)
Non-current deferred tax liabilities ...........        (14,998)        (12,529)
                                                       --------        --------
     Total deferred tax liabilities ............        (14,998)        (14,284)

Net deferred tax liabilities ...................       $ (2,639)       $ (9,166)
                                                       ========        ========

      The Company is required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will not be realized. Accordingly, the Company established valuation allowances against certain deferred tax assets; primarily those attributable to the Company's net operating losses of its joint ventures in Mexico.

      POSTEMPLOYMENT BENEFITS

      The Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" in the first quarter of fiscal 1995. There were no liabilities related to postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement at August 31, 1995.

      ENVIRONMENTAL EXPENDITURES

      Environmental expenditures are expensed or capitalized based upon their future economic benefit. Costs which improve a property, as compared with the condition of the property when originally constructed or acquired, and costs which prevent future environmental contamination are capitalized. Costs related to environmental damage resulting from operating activities subsequent to acquisition are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

      MINORITY INTEREST

      During fiscal 1993, the Company contributed cash in exchange for an aggregate 60% joint venture interest in each of two companies in Mexico. A Mexican company owns the remaining 40% interest in each entity. One of the companies performs various industrial services, including site remediation and aboveground storage tank cleaning services. The primary operations of the other company are underground storage tank testing services.

      For financial reporting purposes, the joint ventures' assets and liabilities are consolidated with those of the Company. The Mexican company's minority interests, $.4 million at August 31, 1995 and $.7 million at August 31, 1994, are included in the Company's Consolidated Balance Sheets in deferred income taxes and other liabilities. The joint venture experienced pre-tax losses of $1.2 million in fiscal 1995, excluding the effect of write-downs of certain operating equipment and $.9 million in fiscal 1994, net of the minority partner's interest in such losses.

      FOREIGN CURRENCY TRANSLATION

      The Company's Canadian and Mexican subsidiaries maintain their books and records in Canadian dollars and Mexican pesos, respectively. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, and income and expense accounts are translated at the average exchange rate prevailing during the period. Gains and losses resulting from such translation are included as a separate component of shareholders' equity. Gains and losses from transactions in foreign currencies are credited or charged to income currently and are not significant.

      INVESTMENT ACTIVITY

      In fiscal 1993 and for most of fiscal 1994, the Company owned a 40% interest in a wastewater pretreatment facility and recorded such investment using the equity method of accounting. Prior to increasing its ownership in late fiscal 1994, the Company's equity in losses of this partnership were $1.8 million and $.2 million for the years ended August 31, 1994 and 1993, respectively, and are included in other income (expense), net in the accompanying Consolidated Statements of Operations. Additionally, in fiscal 1994, the Company recorded $1.0 million in losses relating to its investment in this facility which is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations.

      The Company acquired 181,000 shares of Sanifill, Inc. ("Sanifill"), a publicly traded corporation involved in the collection and disposal of solid waste, pursuant to a private offering in 1989 at an average cost of $1.62 per share. In November 1993, the Company sold all of its shares of Sanifill. The sale resulted in a pretax gain of $2.7 million which is reflected in other income (expense), net in the accompanying Consolidated Statements of Operations.

      The Company operated three investor-owned industrial service companies under separate management service agreements. In February 1993, the Company decided to terminate the agreements and acquired the companies from the investor groups in consideration of the assumption of the liabilities of each entity. In connection with the termination of the management service agreements and the acquisition of the companies, the Company recognized a nonrecurring pretax loss of approximately $2.1 million for the year ended August 31, 1993 in other income (expense), net in the accompanying Consolidated Statements of Operations. A non-employee former member of the Board of Directors of the Company owned a 25% interest in one of the companies, and the brother of the Chairman of the Board of Directors of the Company owned a 13% and 17% interest, respectively, in two of the companies.

      In August 1991, as consideration for the sale of its asbestos abatement division to IAM/Environmental, Inc. ("IAM"), the Company accepted notes receivable of $2.9 million. During January 1994, the Company negotiated an exchange of the above-mentioned notes receivable for redeemable preferred stock of IAM. Prior to the above-mentioned exchange, the Company recorded an allowance for potential uncollectibility of the notes of approximately $.9 million during the first fiscal quarter of 1994. In fiscal 1995, the Company reduced its investment in IAM to zero. The related write-off of $2.0 million is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations. The investment is reflected in other assets in the accompanying 1994 Consolidated Balance Sheet at the net book value of the surrendered notes receivable.

      The Company continues to guarantee a $3.5 million bank line of credit for IAM through January 1997 unless earlier cancellation of the guarantee is triggered by specified events. IAM's borrowing capacity under the line of credit is restricted by a percentage of the amount of qualified trade receivables available for use as collateral.

      SPECIAL CHARGES

      During fiscal 1995, the Company recorded special charges of $11.9 million. Such charges include $6.9 million of charges classified as write-downs of operating equipment in the accompanying Consolidated Statements of Operations. These write-downs relate to the permanent impairment of certain operating equipment in Mexico and California, a wastewater pretreatment facility, equipment relating to two small businesses exited and various owned facilities held for sale. Included in SG&A expenses in the accompanying Consolidated Statements of Operations is $1.1 million of charges primarily representing the write-off of organizational expenses relating to the Mexico joint ventures. The Consolidated Statements of Operations also reflects $.6 million in interest expense relating to the write-off of previously unamortized loan costs in connection with the bank amendment to the revolving credit facility completed in August 1995. Other income (expenses), net in the accompanying Consolidated Statements of Operations reflects $3.6 million in charges relating to an allowance provided for a note receivable and the write-off of the Company's remaining investment in IAM and another previously-owned business, as well as the settlement of a lawsuit related to the previously discontinued asbestos abatement business. Certain of the charges relating to the Mexico joint venture are partially offset by the minority interest effect of such charges.

      CASH FLOW REPORTING

      Highly liquid debt instruments with an original maturity of three months or less are considered to be cash equivalents. Cash payments for interest during 1995, 1994 and 1993 were $10.0 million, $6.3 million and $5.6 million, respectively, and cash payments for income taxes during 1995, 1994 and 1993 were $4.5 million, $8.4 million and $3.4 million, respectively.

      NEW ACCOUNTING PRONOUNCEMENTS

      In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". In October 1994, SFAS 114 was amended by SFAS No. 118 "Accounting for Impairment of a Loan - Income Recognition and Disclosure". The Company is required to adopt SFAS No. 114, as amended by SFAS No. 118, in fiscal 1996. Management believes that the adoption of SFAS No. 114 and SFAS No. 118 will not have a material effect on the Company's financial position or results of operations.

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company is required to adopt SFAS No. 121 for fiscal 1997. Management has not yet determined what impact, if any, the adoption of SFAS No. 121 will have on the Company's financial position or results of operations.

(2)   ACQUISITIONS --

      Under the purchase method of accounting, the results of acquired businesses are included with the Company from their respective acquisition dates. The following table summarizes the Company's business acquisitions accounted for under the purchase method (dollars in thousands):

                                   CASH AND      CONVERTIBLE      SHARES OF
                     BUSINESSES   PROMISSORY     SUBORDINATED       COMMON          TOTAL
                      PURCHASED      NOTES          NOTES           STOCK       CONSIDERATION
                     ----------   ----------     ------------     ---------     -------------
Fiscal 1995              13       $  23,231       $   4,985       1,426,096       $  36,766
Fiscal 1994               9           7,875             534         934,290          12,511
Fiscal 1993               6          15,548           4,775         251,763          21,417

      The allocations of the purchase price to the fair market value of the net assets acquired in the fiscal 1995 acquisitions are based on preliminary estimates of fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

      As an integral part of each of the above acquisitions, all former shareholders signed non-compete agreements and key management entered into agreements with the Company to continue managing these businesses.

      In connection with six acquisitions made from fiscal 1991 through 1995, the Company agreed to make contingent payments to the former owners over periods up to five years based on formulas in the respective acquisition agreements. At the Company's option these payments may be made in either cash or common stock of the Company. At August 31, 1995, the maximum aggregate amount of contingent payments was $4.2 million. In management's opinion, based on the current performance levels of the individual acquisitions involved, the ultimate settlement of these contingent payment obligations is likely to be substantially less than the $4.2 million maximum aggregate. Approximately $.3 million in contingent payments were made during 1995. Amounts earned under the terms of these agreements are recorded as additional goodwill and amortized over the remaining amortization period.

(3)  DISCONTINUED OPERATIONS --

      In September 1995, the Company sold its glass recycling operations to a company formed by Equus II Incorporated, a Houston-based, publicly-traded business development company. The consideration totaled $57.1 million, including $42.5 million in cash, $8.0 million of 7% redeemable Series A preferred stock payable in 2002, and a $6.6 million 12% subordinated note receivable due in 2002. The preferred stock and notes receivable obtained as consideration are payable by Strategic Materials Holdings, Inc. an affiliate of Equus II Incorporated. The Company also received warrants for common stock providing a right to own up to 32% in the new company. Allwaste may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional compensation, if any, is not presently determinable. The consideration is also subject to certain post-closing adjustments which may be significant and which are not determinable at this time. Accordingly, the amount of the anticipated gain on the glass recycling transaction is not reasonably estimable. Revenues of the glass recycling operations, net of intercompany sales, were $70.0, $63.2 and $58.2 million for fiscal years ended 1995, 1994 and 1993, respectively.

      The net assets of the glass recycling operations consisted of the following (in thousands):
                                                                AUGUST 31,
                                                         -----------------------
                                                           1995            1994
                                                         -----------------------
Net working capital ............................         $ 7,726         $ 7,054
Property and equipment, net ....................          21,335          17,918
Goodwill and other assets ......................          19,264          18,341
Long-term debt .................................             440              98
Deferred income taxes and other ................           1,734           1,297

      Income from discontinued operations in the Consolidated Statements of Operations is presented net of allocated interest expense of $1,569,000, $1,047,000 and $621,000 and net of applicable income taxes of $1,825,000, $1,596,000 and $1,341,000 for fiscal years 1995, 1994 and 1993, respectively.
The interest was allocated based upon the net assets of the glass recycling operations in relation to the Company's consolidated net assets plus general corporate debt.

(4)   RECEIVABLES --

      Receivables included in current assets consisted of the following (in thousands):
                                                               AUGUST 31,
                                                        ------------------------
                                                          1995            1994
                                                        ------------------------
Trade accounts ...................................      $ 80,619       $ 62,755
Employees ........................................           996            581
Other ............................................         2,133          4,190
                                                        --------       --------
                                                          83,748         67,526
Less -- Allowance for doubtful accounts ..........        (3,683)        (2,650)
                                                        --------       --------
                                                        $ 80,065       $ 64,876
                                                        ========       ========

      Notes receivable recorded as non-current assets consisted of the following (in thousands):
                                                               AUGUST 31,
                                                        ------------------------
                                                          1995            1994
                                                        ------------------------
Notes receivable from employees ................        $ 2,483         $ 2,331
Notes receivable from sale of
  discontinued asbestos abatement
  operation ....................................          2,888           2,888
Notes receivable from sale of
  businesses ...................................            790           1,415
Other ..........................................            522             546
                                                        -------         -------
                                                          6,683           7,180
Less -- Loss reserves ..........................         (1,790)           (790)
                                                        -------         -------
                                                        $ 4,893         $ 6,390
                                                        =======         =======

(5)   DEBT --

      LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                                                                  AUGUST 31,
                                                                             ---------------------
                                                                               1995         1994
                                                                             ---------------------
     Revolving credit agreement .........................................   $ 120,079    $  84,410
     Notes payable to individuals in connection with
       acquisitions of businesses (See Note 2), banks and financial institutions, weighted average interest rate of 7.5% at August 31,
       1995, payable in
       various installments through 1999 ................................       1,142        1,853
                                                                            ---------    ---------
                                                                              121,221       86,263
Less -- Current maturities ..............................................        (686)      (1,005)
                                                                            ---------    ---------
                                                                            $ 120,535    $  85,258
                                                                            =========    =========

      Revolving credit agreement

      In December 1993, the Company replaced its previous credit agreement by entering into a revolving credit agreement with a group of banks. This agreement, as amended in August 1995, provides an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate (8 3/4% at August 31, 1995), adjusted Eurodollar Rate or the banks' reserve adjusted certificate of deposit rate (CD rate) plus 0% to 1.625% as determined by the calculation of the debt to cash flow ratio (as defined). A commitment fee of .25% is payable on the unused portion of the line. Three of the banks participating in the revolving credit agreement have also extended to the Company uncommitted, short-term lines of credit with interest rates which may be more favorable to the Company than those available under the revolving credit agreement. As of August 31, 1995, the Company had $120.1 million outstanding under the revolving credit agreement and the uncommitted lines of credit and had utilized $25 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. Under the terms of the agreement, the Company must maintain a minimum fixed charge coverage ratio (as defined) and certain other minimum financial ratios. Borrowing availability is subject to the Company meeting minimum leverage and other ratios. As of November 22, 1995, unutilized borrowing capacity, as defined under the agreement, was $23.3 million. The credit agreement prohibits the payment of cash dividends.

      Maturities of long-term debt outstanding at August 31, 1995 are as follows (in thousands):

      For the year ending August 31 --
                                   1996        686
                                   1997        326
                                   1998        119
                                   1999     30,030
                                   2000     30,020
                             Thereafter     60,040
                                           --------
                                           $121,221
                                           ========

      CONVERTIBLE SUBORDINATED DEBT

      Convertible Subordinated Debentures

      In June 1989, the Company completed a public offering of $30.0 million of 7.25% Convertible Subordinated Debentures due June 1, 2014 (the "Debentures"); net proceeds to the Company were $28.7 million. Direct offering costs related to the Debentures are included in other assets in the accompanying Consolidated Balance Sheets and are being amortized over the term of the Debentures. The Debentures are convertible by the holder, at any time, into shares of the Company's Common Stock at a price of $11.94 per share and are redeemable for cash at the option of the Company. The Debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the Debentures issued, commencing June 1, 1999. Interest is payable semi-annually, on June 1 and December 1.

      In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement modified the $30.0 million of 7.25% fixed rate debt to a LIBOR-based floating rate plus .24% debt, which was reset quarterly. On May 31, 1995, the Company terminated the agreement and will record the $.5 million received as a reduction of interest expense over the remaining term of the original swap.

      Convertible Subordinated Notes

      During fiscal years 1995 and 1994, the Company issued $5.0 million and $7.0 million, respectively, of additional convertible subordinated notes to former owners of certain acquired businesses (the "Notes") as partial consideration of the acquisition purchase price. The Company has $2.7 million of similar notes outstanding from prior years. The Notes bear interest, payable quarterly, at a weighted average rate of 6.1% and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $7.16 per share. The Notes are redeemable for cash or the Company's Common Stock at the option of the Company at any time after one year of issuance.

      Maturities of the Notes outstanding at August 31, 1995 are as follows (in thousands):

      For the year ending August 31 --
                                 1996   $ 2,685
                                 1997     6,987
                                 1998     4,985
                                        -------
                                        $14,657
                                        =======
(6)   INCOME TAXES --

      The Company and its United States ("U.S.") subsidiaries file a consolidated federal income tax return. Acquired entities file appropriate tax returns through their respective acquisition dates (absent certain administrative elections) and thereafter are included in the Company's consolidated return. Foreign income taxes consist primarily of Canadian federal and provincial taxes attributable to the Company's Canadian subsidiaries.

      Foreign pretax book income (loss) net of certain intercompany interest expense and other items was ($432,474) (consisting of a Mexican loss of ($1,318,703) and Canadian income of $886,229), $1,239,000 and $2,589,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

      Federal, state and foreign income tax provisions are as follows (in thousands):
                               FOR THE YEARS ENDED AUGUST 31,
                             ----------------------------------
                               1995         1994         1993
                             --------     --------     --------
              Federal --
                Current      $ 6,536      $ 1,599      $ 1,376
                Deferred      (6,260)       3,819        2,498
                             -------      -------      -------
                                 276        5,418        3,874
                             -------      -------      -------
              State --
                Current        1,494          584          561
                Deferred        (430)         179           19
                             -------      -------      -------
                               1,064          763          580
                             -------      -------      -------
              Foreign --
                Current          667          840        1,087
                Deferred         163          (24)         (60)
                             -------      -------      -------
                                 830          816        1,027
                             -------      -------      -------
                             $ 2,170      $ 6,997      $ 5,481
                             =======      =======      =======

      The differences in the income taxes provided and the amount determined by applying the U.S. federal statutory rate to income before income taxes are summarized as follows:

                                             FOR THE YEARS ENDED AUGUST 31,
                                             ------------------------------
                                               1995       1994       1993
                                             --------   --------   --------
      Federal income tax at statutory rate       35%        35%        34%
      Effect of valuation allowance ......      (55)       --         --
      State income taxes, net of benefit
        for federal deduction ............      (33)         3          3
      Effect of meals and entertainment
        limitation .......................      (21)       --         --
      Effect of nondeductible amortization
        of goodwill ......................      (16)         2          3
      Effect of nondeductible expenses ...       (7)       --         --
      Foreign income taxes at higher rates       (3)         1          1
      Other ..............................       (3)        (1)         1
                                               ----       ----       ----

                                               (103)%       40%        42%
                                               ====       ====       ====

      Deferred income tax expense results principally from the use of different capital recovery and revenue and expense recognition methods for tax and financial accounting purposes. The sources of these temporary differences and related tax effect were as follows (in thousands):

                                          FOR THE YEARS ENDED AUGUST 31,
                                        ---------------------------------
                                          1995        1994         1993
                                        --------    --------     --------
     Depreciation and amortization      $   901      $ 1,361      $ 2,538
     Accruals and reserves not
       deductible until paid ......      (5,186)       1,926           34
     Write-downs of assets ........      (1,580)        --           --
     Sale of IBC leasing operations        (305)        (222)        (188)
     Other, net ...................        (357)         909           73
                                        -------      -------      -------
     Total deferred income
       taxes provided (benefited) .     $(6,527)     $ 3,974      $ 2,457
                                        =======      =======      =======

      Prepaid income taxes of $1.2 million and $4.1 million are included in prepaid expenses at August 31, 1995 and 1994, respectively.

(7)   SHAREHOLDERS' EQUITY --

      PREFERRED STOCK

      The Company can issue up to 500,000 shares of Preferred Stock, none of which are issued or outstanding. The Board of Directors is authorized to provide for the issuance of the Preferred Stock in series, to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions, thereof. This includes, among other things, any voting rights, conversion privileges, dividend rates, redemption rights, sinking fund provisions and liquidation rights which shall be superior to the Common Stock. No holder of Preferred Stock will have preemptive rights.

      STOCK OPTION PLANS

      In January 1995, the Company's stockholders approved the Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan (the "Plan"), which increased the number of shares issuable under the Plan from 3,000,000 shares to 4,500,000 shares. Under the Plan and notwithstanding certain restrictions placed upon grants of options to persons subject to Section 16(a) of the Securities Exchange Act of 1934, through August 31, 1999, all forfeited, expired and exercised options automatically become available for grants of new options under the Plan; therefore, the number of granted option shares plus those remaining available for grant shall remain constant at 4,500,000 through such date. Stock options are granted under the Plan at an exercise price which equals the fair market value of the Common Stock on the date of grant or on the date which marks the occurrence of the event pursuant to which the options are granted.

      At August 31, 1995, options were outstanding under the Plan at prices ranging from $3.88 to $10.88 per share, of which 1,618,886 option shares were exercisable. Subsequent to August 31, 1995, an additional 391,950 options were granted under the Plan at the per share exercise price of $4.75.

      In October 1992, the Company's Board of Directors adopted a supplemental option plan ("Supplemental Plan") to enable the Company to fulfill obligations to former employees. A total of 1,500,000 shares are issuable under the amended Supplemental Plan. At August 31, 1995, options were outstanding under the Supplemental Plan at prices ranging from $.50 to $10.88 per share, of which 785,646 option shares were exercisable.

      The following table summarizes stock option activity of the Company's stock option plans for each of the three years ended August 31:

                                              1995             1994             1993
                                          ------------     ------------     ------------
Options outstanding, beginning of year      3,422,925        3,153,791        2,785,562
  Granted ............................      1,895,400          871,740          858,000
  Exercised ..........................       (430,526)         (66,377)        (128,450)
  Forfeited and canceled .............       (667,528)        (536,229)        (361,321)
                                           ----------       ----------      -----------
Options outstanding, end of year .....      4,220,271        3,422,925        3,153,791
                                           ==========       ==========      ===========
Option prices per share:
  Granted ............................ $ 4.00 -  6.25   $ 4.00 -  6.75   $ 4.13 -  5.50
  Exercised .......................... $ 4.00 -  5.88   $ 4.00 -  5.63   $  .50 -  5.88
  Forfeited and canceled ............. $ 4.00 - 12.19   $ 4.00 - 12.19   $  .50 - 12.19

      TREASURY STOCK

      In October 1993, the Company reached a settlement of a lawsuit with a former owner of an acquired business and other parties. In exchange for a full and complete release of all claims against the parties, the Company received $982,500 in cash and 250,000 shares of the Company's Common Stock. This transaction resulted in a gain of $1.4 million, net of related fiscal 1994 legal expenses, which is reflected in other income (expense), net in the Consolidated Statements of Operations.

      In July 1995, the Board of Directors of the Company approved a Stock Repurchase Plan which authorizes management of the Company to repurchase up to 5,000,000 shares of common stock. Subsequent to August 31, 1995, the Company purchased 288,300 shares of its common stock under this plan at an average price of $4.80 per share.

(8)   COMMITMENTS AND CONTINGENCIES --

      LEASE COMMITMENTS

      The Company has entered into various operating lease agreements, primarily for office space, service facilities and service equipment utilized for operations. Minimum annual rental payments under noncancellable operating leases as of August 31, 1995 were as follows (in thousands):

      For the year ending August 31 --
                                   1996     $ 3,942
                                   1997       3,375
                                   1998       2,691
                                   1999       1,939
                                   2000       1,372
                             Thereafter       2,899
                                            -------
                                            $16,218
                                            =======

      Rental expense under operating leases was $15.1 million, $11.8 million and $6.7 million for the years ended August 31, 1995, 1994 and 1993, respectively. These amounts include a service facility leased from the Company's Chairman of the Board of Directors, for which rental expense was $126,000, $90,000 and $84,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

      LEGAL MATTERS

      In the normal course of its operations, the Company can become involved in a variety of legal disputes. Currently, the Company is a defendant in several legal proceedings, including worker's compensation matters and minor business disputes, the majority of which are being handled or are expected to be handled by the Company's insurance carriers. As a company that handles and transports hazardous waste, the Company is involved in various administrative and court proceedings under environmental laws and regulations relating to permit applications, operating authorities and alleged liabilities related to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Management of the Company believes that a decision adverse to the Company in any one or in all of these proceedings would not have a material effect on the financial position or the results of operations of the Company.

      INSURANCE

      The Company maintains worker's compensation insurance for its employees and other coverages for normal business risks. A substantial portion of the Company's current and prior year insurance coverages are "high deductible" or retrospective policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant impact on the Company's financial position or results of operations.

      Insurance for environmental accidents and pollution has historically been expensive and difficult to obtain. The Company currently maintains insurance for environmental accidents and pollution relating to the performance of services at customer locations. To date, the Company has never incurred significant fines, penalties or liabilities for pollution, environmental damage or toxic torts. However, in the event a claim is successful against the Company for pollution or toxic tort liability for which the Company is only partially insured or completely uninsured, there could be a material adverse effect on the Company.

(9)   RETIREMENT PLANS --

      Effective October 1, 1990, the Company established a defined contribution employee benefit plan, the Allwaste Retirement Savings Plan, which covered substantially all full-time non-union U.S. employees having at least one year of service. On July 1, 1995, the Company adopted the Allwaste Employee Retirement Plan (the "Retirement Plan"), which amended and restated the Allwaste Retirement Savings Plan. Eligible employees may contribute up to 15% of their compensation, subject to certain Internal Revenue Code limitations. The Company matches 50% of each participant's contributions up to 3% of eligible compensation. Retirement Plan participants may select among six investment options, one of which is the Company's Common Stock. At August 31, 1995, the Retirement Plan held 419,346 shares of the Company's Common Stock (market value of $2.3 million) which represented 29.4% of the Retirement Plan's assets. In addition to the Plan, the Company maintains three other defined contribution employee benefit plans which cover a small group of union employees. Defined contribution expense related to all plans for the Company was $620,000, $509,000 and $429,000 for fiscal years 1995, 1994 and 1993, respectively.

 (10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS --

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to do so.

      The Company's notes receivable are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      Long-term investments are based on the carrying value of the asset.

      The Company's long-term debt and convertible subordinated debt are estimated based on quotations obtained from broker-dealers who make markets in these and similar securities. The bank credit facilities are based on floating interest rates and, as such, the carrying amount is a reasonable estimate of fair value.

      Letters of credit are based on the face amount of the related obligations and performance bonds.

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                      AUGUST 31,
                                  -------------------------------------------------
                                           1995                      1994
                                  -----------------------   -----------------------
                                   CARRYING       FAIR       CARRYING       FAIR
                                    AMOUNT        VALUE       AMOUNT        VALUE
                                  ----------   ----------   ----------   ----------
Notes receivable .............     $  4,893     $  4,428     $  7,639     $  6,976
Long-term investments ........         --           --          1,950        1,950
Long-term debt and convertible
  subordinated debentures ....      165,878      162,126      130,434      127,878
Letters of credit ............         --         25,072         --         16,006

(11)  NET INCOME (LOSS) PER COMMON SHARE --

      Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of Common Stock and equivalents outstanding during the year as shown below (in thousands, except per share data):

                                                             FOR THE YEARS ENDED AUGUST 31,
                                                          ------------------------------------
                                                            1995          1994          1993
                                                          --------      --------      --------
Income (loss) from continuing operations,
  net of income taxes ...............................     $ (3,879)     $ 10,596      $  7,701
Income from discontinued operations,
  net of applicable income taxes ....................        2,773         2,501         2,464
                                                          --------      --------      --------
Net income (loss) ...................................     $ (1,106)     $ 13,097      $ 10,165
                                                           ========      =======       =======
Shares outstanding, beginning
  of year ...........................................       37,741        36,740        35,458
Weighted average number of common shares outstanding:
    Stock options, treasury stock method ............          290           188           185
    Purchased companies,
      including earnouts ............................          816           132           657
    Exercise of stock options .......................          208             4            87
    Treasury stock and other, net ...................         (250)         (212)          (80)
                                                          --------      --------      --------
Total weighted average common
  shares outstanding ................................       38,805        36,852        36,307
                                                          ========      ========      ========
Net income (loss) per common share:
  Continuing operations .............................     $   (.10)     $    .29      $    .21
  Discontinued operations ...........................          .07           .07           .07
                                                          --------      --------      --------
Net income (loss) per common share ..................     $   (.03)     $    .36      $    .28
                                                          ========      ========      ========

      Fully diluted net income per common share is not presented for any period as it is not materially different from the above primary calculations.

      Common stock equivalents include stock options to purchase Common Stock. The convertible subordinated debt is not a common stock equivalent and does not have a dilutive effect on net income (loss) per common share for any of the three years presented.

(12) BUSINESS OPERATIONS AND GEOGRAPHIC INFORMATION --

      The primary business of the Company involves the provision of on-site waste management, container, waste transportation, excavation and site remediation and wastewater pretreatment services to the industrial customer. The Company's operations are primarily located in the United States, Canada and Mexico, as summarized below (in thousands):

                                              UNITED
                                              STATES            CANADA            MEXICO              TOTAL
                                             --------          --------         ---------           --------
1995 --
     Revenues                                $322,644          $ 20,484         $  1,117            $344,245
     Operating income (loss)                   11,253             1,375           (2,863)              9,765
     Total assets                             359,507            12,257              469             372,233

1994 --
     Revenues                                $263,210          $ 22,611         $  1,040            $286,861
     Operating income (loss)                   22,165             2,690           (1,506)             23,349
     Total assets                             297,063             9,578            2,622             309,263

1993 --
     Revenues                                $222,166          $ 21,425       $      --             $243,591
     Operating income                          13,650             3,064              --               16,714
     Total assets                             248,139             8,851            2,975             259,965

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED) --

      The table below sets forth consolidated operating results by fiscal quarter for the years ended August 31, 1995 and 1994 excluding the Company's discontinued glass recycling operations (in thousands, except per share data):

                                             FIRST        SECOND       THIRD         FOURTH
                                            QUARTER      QUARTER      QUARTER       QUARTER
                                           ----------   ----------   ----------    ----------
1995 --
     Revenues .........................     $ 82,591     $ 78,433     $ 86,638      $ 96,583
     Gross profit .....................       22,846       20,903       23,384        22,516
     Net income (loss)
       Continuing operations ..........        2,926        1,507        2,170       (10,482)
       Discontinued operations ........          794          825          872           282
                                            --------     --------     --------      --------
                                            $  3,720     $  2,332     $  3,042      $(10,200)
                                            ========     ========     ========      ========
     Net income (loss) per common share
       Continuing operations ..........     $    .08     $    .04     $    .06      $   (.27)
       Discontinued operations ........          .02          .02          .02           .01
                                            --------     --------     --------      --------
                                            $    .10     $    .06     $    .08      $   (.26)
                                            ========     ========     ========      ========
1994 --
     Revenues .........................     $ 69,354     $ 66,386     $ 77,206      $ 73,915
     Gross profit .....................       18,234       18,829       22,939        22,367
     Net income
       Continuing operations ..........        2,617        1,805        3,016         3,159
       Discontinued operations ........          249          155        1,025         1,071
                                            --------     --------     --------      --------
                                            $  2,866     $  1,960     $  4,041      $  4,230
                                            ========     ========     ========      ========
     Net income per common share
       Continuing operations ..........     $    .07     $    .05     $    .08      $    .08
       Discontinued operations ........          .01         --            .03           .03
                                            --------     --------     --------      --------
                                            $    .08     $    .05     $    .11      $    .11
                                            ========     ========     ========      ========

     Due to changes in weighted average common shares outstanding, the sum of the quarterly per share amounts for fiscal 1995 and 1994 do not equal earnings per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                      -34-

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.   EXECUTIVE COMPENSATION
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The above items will be included in the Company's proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the 1996 Annual Shareholders' Meeting.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1.   FINANCIAL STATEMENTS.

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of August 31, 1995 and 1994

      Consolidated Statements of Operations for the years ended August 31, 1995, 1994 and 1993

      Consolidated Statements of Shareholders' Equity for the years ended August 31, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows for the years ended August 31, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES.

      Report of Independent Public Accountants on Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is provided in the Consolidated Financial Statements or notes thereto.

      3.   EXHIBITS.

                                                                                     SEQUENTIAL
      EXHIBIT                                                                           PAGE
        NO.           EXHIBIT INSERT                                                   NUMBER *
      -------         --------------                                                 ----------
        3.1     --    Amended and Restated Certificate of Incorporation of
                      Allwaste, Inc. ("Allwaste") effective February 22, 1990.
                      (Exhibit 3.1 to the Allwaste Quarterly Report on Form
                      10-Q (File No. 0-15217) for the fiscal quarter ended
                      February 28, 1990 is hereby incorporated by reference.)

        3.2     --    Corrected Bylaws of Allwaste (Exhibit 3.2 to the
                      Allwaste Annual Report on Form 10-K (File No. 1-11008)
                      for the fiscal year ended August 31, 1992, filed
                      November 27, 1992 (the "1992 10-K"), is hereby
                      incorporated by reference.)

        4.1     --    Specimen Common Stock certificate (Exhibit 4.1 to the
                      1992 10-K is hereby incorporated by reference.)

        4.2     --    Specimen debenture certificate (Exhibit 4.2 to the 1992
                      10-K is hereby incorporated by reference.)

        4.3     --    Form of Indenture between Allwaste and Texas Commerce
                      Trust Company of New York dated June 1, 1989, relating
                      to certain debentures of Allwaste. (Exhibit 4.1 to the
                      Allwaste Quarterly Report on Form 10-Q (File No.
                      0-15217) for the fiscal quarter ended May 31, 1989 is
                      hereby incorporated by reference.)

      3.   EXHIBITS.

                                                                                     SEQUENTIAL
      EXHIBIT                                                                           PAGE
        NO.           EXHIBIT INSERT                                                   NUMBER *
      -------         --------------                                                 ----------
       10.1     --    Employment Agreement dated October 23, 1986, between R.L.
                      Nelson, Jr. and Allwaste. (Exhibit 10.1 to the Allwaste
                      Annual Report on Form 10-K (File No. 1-11008) for the
                      fiscal year ended August 31, 1994, filed November 29, 1994
                      (the "1994 10-K"), is hereby incorporated by reference.)

       10.2     --    Employment Agreement dated October 17, 1994, between
                      Robert M. Chiste and Allwaste. (Exhibit 10.6 to the 1994
                      10-K is hereby incorporated by reference.)

       10.3     --    Allwaste Amended and Restated 1989 Replacement
                      Non-Qualified Stock Option Plan. (Exhibit A to the
                      Allwaste proxy statement relating to its 1995 annual
                      meeting of stockholders, filed December 20, 1994, is
                      hereby incorporated by reference.)

       10.4     --    Allwaste Employee Retirement Plan. (Exhibit 4.3
                      to the Post-Effective Amendment No. 1 to Registration
                      Statement on Form S-8 (File No. 33-37684), filed August 7,
                      1995, is hereby incorporated by reference.)

       10.5     --    Credit Agreement dated as of November 30, 1993, as
                      amended, by and among Allwaste, Inc., a Delaware
                      corporation, the Financial Institutions signatory thereto, and Texas Commerce Bank National Association, a national
                      banking association, as Agent. (Exhibit 10.10 to the 1994
                      10-K is hereby incorporated by reference.)

       10.6     --    First Amendment to Employment Agreement dated as of
                      October 26, 1995, between Robert M. Chiste and Allwaste.
                      (Filed herewith.)

       11.1     --    Calculation of Net Income Per Common Share. (See Note 11
                      of Notes to Consolidated Financial Statements of Allwaste,
                      Inc. and Subsidiaries.)

       21.1     --    Subsidiaries of Allwaste, Inc.  (Filed herewith.)

       23.1     --    Consent of Arthur Andersen LLP to incorporation by
                      reference of the report in this Form 10-K into the
                      Allwaste, Inc. previously filed Form S-4 and S-8
                      Registration Statements. (Filed herewith.)

       27.1     --    Financial Data Schedule.  (Filed herewith.)

---------------
* This information appears only in the manually signed and sequentially numbered original.

(B)   REPORTS ON FORM 8-K.

      Allwaste, Inc. (the "Company") Current Report on Form 8-K dated September 1, 1995, filed on September 15, 1995, and the Company's Current Report on Form 8-K/A dated and filed on November 14, 1995, related to the disposition of the Company's glass recycling operations.

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-46048 (filed February 28, 1992), 33-37684 (filed November 8, 1990),
33-55210 (filed December 1, 1992), 33-61639 (filed August 7, 1995) and 33-61641
(filed August 7, 1995):

           Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To Allwaste, Inc.:

      We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Allwaste, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated November 17, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV,
Item 14 (a)(2) for Allwaste, Inc. and subsidiaries are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
November 17, 1995

                                                                     SCHEDULE II
                      ALLWASTE, INC. AND SUBSIDIARIES (1)

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                 -----------------------------
                                      BALANCE,    CHARGED TO    ACQUISITIONS                    BALANCE,
                                     BEGINNING    COSTS AND     ACCOUNTED FOR    DEDUCTIONS      END OF
          DESCRIPTION                 OF YEAR      EXPENSES     AS PURCHASES         (2)          YEAR
-------------------------------     -----------  ------------  ---------------  ------------   ----------
Allowance for Doubtful
 Accounts Receivable
    YEAR ENDED AUGUST 31, 1993:       $ 2,178       $   734        $   414        $  (851)      $ 2,475

    YEAR ENDED AUGUST 31, 1994:       $ 2,475       $ 1,355        $    46        $(1,226)      $ 2,650

    YEAR ENDED AUGUST 31, 1995:       $ 2,650       $ 2,900        $    89        $(1,956)      $ 3,683


Allowance for Doubtful
  Notes Receivable

    YEAR ENDED AUGUST 31, 1993:       $  --         $  --          $  --          $  --         $  --

    YEAR ENDED AUGUST 31, 1994:       $  --         $   790        $  --          $  --         $   790

    YEAR ENDED AUGUST 31, 1995:       $   790       $ 1,000        $  --          $  --         $ 1,790
----------

(1) Restated to exclude the discontinued glass recycling operations; see Note 3 of Notes to Consolidated Financial Statements.
(2) Uncollectible accounts written off, net of recoveries on accounts previously written off.

                                 SIGNATURE PAGE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALLWASTE, INC.
                                             By: /s/ ROBERT M. CHISTE
                                             Robert M. Chiste, President and
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Allwaste, Inc., and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                      DATE
--------------------------  ---------------------------------  -----------------
/s/  ROBERT M. CHISTE       President and Chief Executive      November 22, 1995
Robert M. Chiste            Officer (Principal Executive
                            Officer); Director

/s/  DARREN B. MILLER       Vice President - Treasurer         November 22, 1995
Darren B. Miller            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/  R. L. NELSON, JR.      Chairman of the Board              November 22, 1995
R.L. Nelson, Jr.

/s/  MICHAEL A. BAKER       Director                           November 22, 1995
Michael A. Baker

/s/  DAVID H. BATCHELDER    Director                           November 22, 1995
David H. Batchelder

/s/  RICARDO J. BESQUIN L.  Director                           November 22, 1995
Ricardo J. Besquin L.

/s/  JOHN U. CLARKE         Director                           November 22, 1995
John U. Clarke

Robert L. Knauss            Director                           November 22, 1995

/s/  THOMAS J. TIERNEY      Director                           November 22, 1995
Thomas J. Tierney

/s/  T. MICHAEL YOUNG       Director                           November 22, 1995
T. Michael Young