Form 10-Q
period 1995-11-30
ALLWASTE INC
filed 1996-01-17
CIK 804742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1995 or

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________


        Commission file number 1-11016

                                 ALLWASTE, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                   74-2427167
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)



     5151 SAN FELIPE, SUITE 1600
          HOUSTON, TEXAS                                  77056-3609
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

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at January 11, 1996 was 39,072,329.

================================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                    PAGE NO.
-----------------                                                                                    --------
PART I - Financial Information

      Item 1 - Financial Statements

        General Information ...........................................................................  1

       Condensed Consolidated Balance Sheets as of November 30, 1995 (unaudited)
          and August 31, 1995 .........................................................................  2

        Condensed Consolidated Statements of Operations for the Three Months
         Ended November 30, 1995 and 1994 (unaudited) .................................................  3

        Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended November 30, 1995 and 1994 (unaudited) .................................................  4

      Notes to Condensed Consolidated Financial Statements (unaudited) ................................  5

      Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ..........................................................  8

PART II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K ....................................................... 11

                     PART I, ITEM 1 - FINANCIAL INFORMATION
                               GENERAL INFORMATION

        The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended November 30, 1995 and 1994.

        Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1995 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                         ALLWASTE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        November 30,  August 31,
                                                            1995         1995
                                                          ---------   ---------
                                                        (Unaudited)    (Audited)
                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...........................  $   6,384   $   4,029
   Receivables, net ....................................     87,061      80,065
   Prepaid expenses ....................................      4,050       3,609
   Deferred taxes and other current assets .............     11,033      10,216
                                                          ---------   ---------
         Total current assets ..........................    108,528      97,919
                                                          ---------   ---------
INVESTMENTS ............................................     10,605        --

PROPERTY AND EQUIPMENT .................................    242,490     230,291
   Less -- Accumulated depreciation ....................   (104,662)    (99,193)
                                                          ---------   ---------
                                                            137,828     131,098
                                                          ---------   ---------
GOODWILL, net ..........................................     88,050      88,122
NOTES RECEIVABLE AND OTHER ASSETS ......................     15,134       8,943
NET ASSETS OF DISCONTINUED OPERATIONS ..................       --        46,151
                                                          ---------   ---------
         Total assets ..................................  $ 360,145   $ 372,233
                                                          =========   =========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ..................................  $  25,486   $  28,737
     Accrued liabilities
          Income taxes payable .........................      9,319       2,595
          Other ........................................     40,804      36,291
     Current maturities of long-term and
       convertible subordinated debt ...................      5,315       3,371
                                                          ---------   ---------
         Total current liabilities .....................     80,924      70,994
                                                          ---------   ---------

LONG-TERM DEBT .........................................     97,518     120,535

CONVERTIBLE SUBORDINATED DEBT ..........................     39,485      41,972

DEFERRED INCOME TAXES AND OTHER LIABILITIES ............      8,980      10,441

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common Stock ......................................        397         396
     Additional paid-in capital ........................     54,978      54,958
     Retained earnings .................................     80,325      73,999
     Treasury Stock ....................................     (2,462)     (1,062)
                                                          ---------   ---------
          Total shareholders' equity ...................    133,238     128,291
                                                          ---------   ---------
          Total liabilities and shareholders' equity ...  $ 360,145   $ 372,233
                                                          =========   =========
See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     For the Three Months Ended
                                                             November 30,
                                                     --------------------------
                                                           1995       1994
                                                         --------   --------
                                                                   (Restated)

REVENUES ..............................................  $ 99,798   $ 82,591

COST OF OPERATIONS ....................................    73,054     59,745
                                                         --------   --------
     Gross profit .....................................    26,744     22,846
                                                         --------   --------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........    19,948     16,038

INTEREST EXPENSE ......................................    (2,411)    (1,749)
INTEREST INCOME .......................................       259        116
OTHER INCOME (EXPENSE), net ...........................       200        (16)
                                                         --------   --------
     Income from continuing operations before
      income tax provision and minority interest ......     4,844      5,159

INCOME TAX PROVISION ..................................    (2,131)    (2,320)
MINORITY INTEREST .....................................         2         87
                                                         --------   --------
     Income from continuing operations ................     2,715      2,926

     Discontinued Operations
          Income from glass recycling operations,
             net of applicable income taxes ...........      --          794
          Gain on sale of glass recycling operations,
             net of applicable income taxes ...........     3,764       --
                                                                    --------
          Net income ..................................  $  6,479   $  3,720
                                                         ========   ========
NET INCOME PER COMMON SHARE:
     Continuing operations ............................  $    .07   $    .08
     Discontinued operations ..........................       .09        .02
                                                         --------   --------
          Net income per common share .................  $    .16   $    .10
                                                         ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ..    39,424     38,637
                                                         ========   ========

See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                          For the Three Months Ended
                                                                                                  November 30,
                                                                                          ---------------------------
                                                                                            1995               1994
                                                                                          --------           --------
                                                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................................      $  6,479           $  3,720

     Reconciliation of net income to cash provided by operating activities -
          Depreciation and amortization ............................................         8,460              6,644
          Gain on sale of glass recycling operations ...............................        (3,764)              --
          Gain on sale of property and equipment ...................................          (154)              (131)
          Change in assets and liabilities, net of effect of acquisitions accounted for as purchases -
                     Receivables ...................................................        (7,519)            (4,630)
                     Prepaid expenses and other current assets .....................          (332)             2,561
                     Notes receivable and other assets .............................          (346)              (199)
                     Accounts payable and accruals .................................        (1,792)             1,079
                     Deferred income taxes and other liabilities ...................         1,396               (222)
                     Minority interest .............................................           135               --
                                                                                          --------           --------
               Cash provided by operating activities ...............................         2,563              8,822
                                                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of Common Stock .......................................            21              1,051
     Proceeds from borrowings ......................................................            77              2,515
     Principal payments on borrowings ..............................................       (23,837)              (455)
     Purchases of Common Stock .....................................................        (1,400)              --
                                                                                                             --------
               Cash provided by (used in) financing activities .....................       (25,139)             3,111
                                                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of glass recycling operations ..............................        41,500               --
     Additions to property and equipment ...........................................       (13,308)           (13,034)
     Purchase of long-term investment ..............................................        (2,605)              --
     Proceeds from sale of property and equipment ..................................           347                425
     Payments for acquisitions accounted for as purchases, net of cash acquired ....          (900)              --
     Cash used in discontinued operations ..........................................          --                  695
                                                                                          --------           --------
               Cash provided by (used in) investing activities .....................        25,034            (11,914)
                                                                                          --------           --------
EFFECT OF EXCHANGE RATE CHANGES ....................................................          (103)               (25)
                                                                                          --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................         2,355                 (6)
CASH AND CASH EQUIVALENTS, beginning of period .....................................         4,029              3,020
                                                                                          --------           --------
CASH AND CASH EQUIVALENTS, end of period ...........................................      $  6,384           $  3,014
                                                                                          ========           ========

See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)     Significant Accounting Policies --

        The condensed consolidated financial statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended August 31, 1995. Prior period amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been restated to reflect the company's glass recycling operations as a discontinued operation, as discussed in Note 6. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation.

(2)     Acquisitions and Investments --

        During the first three months of fiscal year 1996, the Company completed two business acquisitions for $1.1 million in cash and promissory notes. Additionally, the Company made a minority investment of $2.6 million in preferred stock, common stock and common stock warrants of a company that provides leak sealing and valve restoration services. Such investment is accounted for using the cost method and classified as "Investments" in the accompanying Condensed Consolidated Balance Sheets. See Note 6 for further discussion regarding investments.

(3)     Income Taxes --

        With respect to continuing operations, income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in projecting the effective tax rate for fiscal 1996, which may not be resolved until the end of the fiscal year. The effective tax rate of 44% for the three months ended November 30, 1995 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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

                                                  November  30,       August 31,
                                                      1995               1995
                                                  -------------       ----------
Current deferred tax assets ..............          $  9,131           $  8,512
Non-current deferred tax assets ..........             5,038              5,003
Valuation allowance ......................            (1,192)            (1,156)
                                                    --------           --------
     Total deferred tax assets ...........            12,977             12,359
                                                    --------           --------

Current deferred tax liabilities .........              --                 --
Non-current deferred tax liabilities .....           (13,290)           (14,998)
                                                    --------           --------
     Total deferred tax liabilities ......           (13,290)           (14,998)
                                                    --------           --------

Net deferred tax liabilities .............          $   (313)          $ (2,639)
                                                    ========           ========
                                      -5-

        The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                 November  30,        August 31,
                                                     1995                1995
                                                 -------------        ----------
Depreciation and amortization ..........           $(12,542)           $(12,807)
Financial reserves and accruals
  not yet deductible ...................             12,229              10,168
                                                   --------            --------
     Total .............................           $   (313)           $ (2,639)
                                                   ========            ========

(4)     Net Income Per Common Share --

        Net income per common share has been computed based on the weighted average number of shares of Common Stock and equivalents outstanding. The calculation of fully-diluted weighted average shares outstanding is not materially different from the primary calculation. The following table presents the primary weighted average number of shares outstanding for the three months ended November 30, 1995 and 1994 (in thousands).
                                                      For the Three Months Ended
                                                              November 30,
                                                      --------------------------
                                                         1995             1994
                                                      ---------          -------
Common shares outstanding, beginning of
  fiscal period ..............................           39,359           37,491

Weighted average number of common shares outstanding:

   Stock options, treasury stock method ......              129              469

   Purchased companies .......................               23              557

   Exercise of stock options .................               40              120

   Purchases of common stock .................             (127)            --
                                                        -------           ------
Total weighted average common shares
  outstanding ................................           39,424           38,637
                                                        =======           ======
(5)    Long Term Debt --

        In August 1995, the Company amended its revolving credit agreement to provide an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. As of January 11, 1996, the Company had unutilized borrowing capacity under the new agreement of $32.1 million after utilizing $27.6 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. Borrowing availability is subject to the Company meeting minimum leverage and other ratios.
                                      -6-

(6)     Discontinued Operations --

      In September 1995, the Company sold its glass recycling operations to a company formed by Equus II Incorporated ("Equus"), a Houston-based, publicly-traded business development company. In January 1996, the Company and Equus reached an agreement in principle with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of 6.5% redeemable Series A preferred stock payable in 2002, and a $6.6 million 11% subordinated note receivable due in 2002. The preferred stock, which is included in "Investments" in the accompanying Condensed Consolidated Balance Sheets, and notes receivable obtained as consideration are payable by Strategic Materials Holdings, Inc., an affiliate of Equus. The Company also received warrants for common stock providing a right to own up to approximately 33% in the new company. Allwaste may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional compensation, if any, is not presently determinable. The Company recorded a gain of $3.8 million, net of estimated applicable income taxes of $1.6 million in the first quarter of fiscal 1996. The recorded gain and applicable income taxes are estimates which are subject to the finalization of certain post-closing issues, including the agreement discussed above. Revenues of the glass recycling operations, net of intercompany sales, were $17.1 million for the three months ended November 30, 1994.

                         ALLWASTE, INC. AND SUBSIDIARIES
              PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

        REVENUES - Compared to the corresponding period in the prior year, the Company's consolidated revenues increased by 21% for the three month period ended November 30, 1995. Of the Company's total revenue growth, approximately 54% was internally-generated and 46% was derived from external sources. The following is a summary of revenues by major service line:

                                                         Three Months Ended
                                                            November 30,
                                                        ------------------------
                                                         1995             1994
                                                        -------          -------
ON-SITE INDUSTRIAL AND WASTE MANAGEMENT
 SERVICES
  Hydroblasting and gritblasting .............          $19,455          $15,349
  Air-moving and liquid vacuuming ............           17,645           15,681
  Dredging and dewatering ....................            5,557            6,061
  Other ......................................           14,201            9,068
                                                        -------          -------
    Subtotal .................................           56,858           46,159
                                                        -------          -------
CONTAINER SERVICES ...........................           11,570           12,433
EXCAVATION AND SITE REMEDIATION SERVICES .....           11,330            8,233
TRANSPORTATION, ROLL-OFF AND TANK RENTAL
 SERVICES ....................................            9,481           10,254
ALL OTHER SERVICES ...........................           10,559            5,512
                                                        -------          -------
    Total ....................................          $99,798          $82,591
                                                        =======          =======

         On-Site Industrial and Waste Management Services revenues increased $10.7 million, or 23%, in the three months ended November 30, 1995, as compared to the corresponding period in fiscal 1995. Hydroblasting and gritblasting revenues increased $4.1 million, or 27%, primarily due to increased turnaround, tank cleaning and gritblasting services provided to the refining and petrochemical industry throughout most of the United States where such industry is concentrated and to the offshore oil and gas exploration and production industry in the Gulf of Mexico. There was also a significant increase in hydroblasting and gritblasting services performed for the electric utility industry. Air-moving and liquid vacuuming revenues increased $2.0 million or 13%. Approximately $1.6 million, or 80%, of the increase in this service line is attributable to acquisition growth. The remaining increase is primarily due to increased sales in the Pacific region of the United States. Dredging and dewatering revenues decreased $.5 million, or 8%, due to a decline in activity related to these services along the Pacific Coast in the first quarter of fiscal 1996, and the downsizing of the dredging service line in the Southeastern United States. The increase in other On-Site Industrial and Waste Management Services revenues of $5.1 million is primarily due to increases in labor services, chemical cleaning and chemical disposal.

         Container Services revenues decreased $.9 million, or 7%, in the first three months of fiscal 1996 compared to the corresponding period in fiscal 1995. While intermediate bulk container ("IBC") cleaning revenues increased $.2 million during the period due to the expansion of IBC service capabilities, weak tank trailer transportation and railcar markets drove down volumes, reducing revenues by $.6 million. Wastewater pretreatment revenues declined $.5 million due to lower levels of precipitation in the first quarter of fiscal 1996 as well as increased competition for wastewater pretreatment services. Excavation and Site Remediation Services revenues increased $3.1 million, or 38%, due primarily to increased market penetration in the Louisiana pulp and paper industry, a significant public works contract in Alabama and improved sales in Mexico.

         The Company's 16 other industrial service lines had aggregate revenue increases of $4.3 million in the three months ended November 30, 1995. These increases primarily resulted from an increase in sewer restoration services, a new service line entered into via acquisitions in May 1995.

        GROSS PROFIT MARGINS - Consolidated gross profit, as a percentage of revenues ("gross margin") decreased 1% to 27% for the three months ended November 30, 1995 compared to the corresponding period in the prior year. The 1% decline is primarily a result of a higher volume of lower-margin subcontract work and, within the Container Services group, a decline in revenues which more significantly impacts gross margins in this service group because of the higher fixed-cost nature of this business line.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES - SG&A expenses increased $3.9 million, or 24%, to $19.9 million for the three months ended November 30, 1995 compared to the same period in 1994. As a percentage of total revenues, SG&A increased to 20% from 19%. Incremental SG&A from purchase acquisitions completed subsequent to September 1, 1994 contributed approximately 41% of the increase. In the aggregate, the acquired SG&A expense exceeded the existing SG&A expense as a percentage of revenue. A significant part of the remaining increase is attributable to severance costs associated with senior management changes made during the first quarter of fiscal 1996 and additional staffing costs related to the Company's sales and marketing focus and support of its safety, quality and compliance programs.

         INTEREST AND OTHER - Interest expense increased by $.7 million during the three month period ended November 30, 1995 as compared to the same period in fiscal 1995, primarily due to higher average interest rates than in the corresponding prior year period. Interest income and Other income (expense), net, increased $.1 million and $.2 million, respectively, in the first quarter of fiscal 1996 as a result of interest earned on the 11% subordinated note receivable and dividends earned on the 6.5% redeemable Series A preferred stock received from the sale of the glass recycling operations.

          INCOME TAXES - The effective income tax rate for the three months ended November 30, 1995 and 1994 was 44% and 45%, respectively. The effective tax rates were higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.

Financial Condition

        Shareholders' equity increased $4.9 million to $133.2 million as a result of income during the quarter, including the $3.8 million of net gain from the sale of the glass recycling operations. Such increase was partially offset by treasury stock purchases of $1.4 million during the quarter ended November 30, 1995. Working capital increased $.7 million to $27.6 million reflecting overall higher levels of activity. Long-term obligations, excluding minority interest, decreased $27.0 million primarily due to $41.5 million of cash proceeds received from the sale of the glass recycling operations which were utilized to reduce long-term debt, partially offset by cash requirements relating to capital expenditures ($13.3 million), investments ($2.6 million), acquisitions ($.9 million) and treasury stock purchases ($1.4 million) during the three month period ended November 30, 1995.

Liquidity and Capital Resources

        Capital expenditures during the first quarter of fiscal 1996 were $13.3 million. These capital expenditures were primarily related to purchases of operating equipment for existing services lines expanded to other locations or for expansion of service lines in existing markets. The Company anticipates capital expenditure requirements for existing operations of approximately $17 million for the remainder of the fiscal year. The remainder of fiscal 1996 capital expenditures will be funded from a combination of cash flows from operating activities and utilization of the Company's revolving credit facility.

        In August 1995, the Company amended its revolving credit agreement which provides an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. As of January 11, 1996, unutilized borrowing capacity under the new agreement was $32.1 million after utilizing $27.6 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. Borrowing availability is subject to the Company meeting minimum leverage and other ratios.

      In July 1995, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's Common Stock, either in the open market or in privately negotiated transactions. In the three months ended November 30, 1995, the Company has repurchased 288,300 shares of its stock at an average cost of $4.80 per share. Future repurchases of the Company's Common Stock will be dependent upon prevailing market conditions and other investment opportunities.

Fiscal 1996 Outlook

      Management expects to continue to achieve revenue growth in fiscal 1996 through a combination of internal growth programs and acquisitions. Internal growth is expected to come from new market penetration in industrial and environmental services and the continued expansion of service lines in existing operations. As a facilitator of revenue growth, the Company has launched its ALLIES(TM) marketing program which is an integrated approach to selling the Company's full range of services, primarily to national customers. The ALLIES(TM) program focuses on the themes of partnering, value-added service and customer profit improvement.

      Another area of focus in fiscal 1996 is cost control and margin expansion. In this regard, it is the Company's intention to push for selected price increases where market conditions permit and as a by-product of value-added selling efforts. Also, the Company has identified certain expenses that it anticipates will present opportunities for cost reduction.

      The Company has clearly defined the industrial customer as the focus of its business strategy. The recently completed sale of the Company's former glass recycling operations has allowed it to narrow its focus on providing services to the industrial customer and has provided additional capital for expansion of this core business. During fiscal 1996, the Company is developing new opportunities to serve the industrial customer independently or through partnering arrangements in the areas of water and wastewater management, energy services, contract labor services and leak sealing and valve restoration services.

        The impact of inflation on the Company has been minimal.

                         ALLWASTE, INC. AND SUBSIDIARIES
               PART II, ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit
        No.           Description
      -------         -----------
      *  3.1    --    Amended and Restated Certificate of Incorporation of
                      Allwaste,  Inc.  ("Allwaste")  effective February 22,
                      1990. (Exhibit 3.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended February 28, 1990.)

      *  3.2    --    Corrected  Bylaws of Allwaste  (Exhibit 3.2 to the
                      Allwaste Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed
                      November 27, 1992 (the "1992 Form 10-K".)

      *  4.1    --    Specimen Common Stock certificate (Exhibit 4.1 to the 1992
                      Form 10-K.)

      *  4.2    --    Specimen debenture certificate (Exhibit 4.2 to the 1992
                      Form 10-K.)

      *  4.3    --    Form of Indenture  between  Allwaste and Texas  Commerce
                      Trust Company of New York dated June 1, 1989, relating to certain debentures of Allwaste. (Exhibit 4.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989.)

      * 10.1    --    Employment  Agreement  dated  October  23,  1986,  between
                      R.L.  Nelson,  Jr. and  Allwaste. (Exhibit 10.1 to the
                      Allwaste Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1994, filed November
                      29, 1994 (the "1994 Form 10-K".)

      * 10.2    --    Employment  Agreement  dated  October  17,  1994,  between
                      Robert M.  Chiste  and  Allwaste. (Exhibit 10.6 to the
                      1994 Form 10-K.)

      * 10.3    --    Allwaste Amended and Restated 1989 Replacement
                      Non-Qualified  Stock Option Plan.  (Exhibit A to the
                      Allwaste proxy statement relating to its 1995 annual meeting of stockholders, filed December 20, 1994.)

      * 10.4    --    Allwaste  Employee  Retirement Plan.  (Exhibit 4.3 to the
                      Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-37684), filed August 7, 1995.)

      * 10.5    --    Credit  Agreement dated as of November 30, 1993, as
                      amended, by and among Allwaste, Inc., a Delaware corporation, the Financial Institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit 10.10 to the 1994 Form 10-K.)

      * 10.6    --    First  Amendment to  Employment  Agreement  dated as of
                      October 26, 1995,  between  Robert M. Chiste and Allwaste.
                      (Exhibit 10.6 to the 1995 Form 10-K.)

        27.1    --    Financial Data Schedule.  (Filed herewith.)

      *  ASTERIK INDICATES EXHIBITS INCORPORATED BY REFERENCE AS SHOWN.

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

                                              ALLWASTE, INC.

Dated: January 16, 1996                       By: /s/ T. WAYNE WREN, JR.
                                                      T. Wayne Wren, Jr.
                                                      Vice President and Chief
                                                      Financial Officer