Form 10-Q
period 1996-02-29
ALLWASTE INC
filed 1996-04-15
CIK 804742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 1996 or
                               -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                                  Yes [X] No [ ]

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 9, 1996 was 39,771,029.

                                  REPORT INDEX

PART AND ITEM NO.                                                       PAGE NO.
- -----------------                                                       --------
PART I - Financial Information

      Item 1 - Financial Statements

        General Information .............................................  1

        Condensed Consolidated Balance Sheets as of
         February 29, 1996 (unaudited) and August 31, 1995 ..............  2

        Condensed Consolidated Statements of Operations
         for the Six and Three Months Ended February 29, 1996
         and February 28, 1995 (unaudited) ..............................  3

        Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended February 29, 1996 and
         February 28, 1995 (unaudited) ..................................  4

        Notes to Condensed Consolidated Financial
         Statements (unaudited) .........................................  5

      Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................  8

PART II - Other Information

      Item 4 - Submission of Matters to a Vote of
          Security Holders .............................................. 11

      Item 6 - Exhibits and Reports on Form 8-K ......................... 12

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

        The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the six and three months ended February 29, 1996 and February 28, 1995.

        Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1995 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                         ALLWASTE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                    February 29,          August 31,
                                                                                                       1996                  1995
                                                                                                     ---------            ---------
                                                                                                    (Unaudited)           (Audited)
                            ASSETS
CURRENT ASSETS
    Cash and cash equivalents ............................................................           $   2,625            $   4,029
    Receivables, net .....................................................................              75,695               80,065
    Prepaid expenses .....................................................................               4,870                3,609
    Deferred taxes and other current assets ..............................................              10,604               10,216
                                                                                                     ---------            ---------
         Total current assets ............................................................              93,794               97,919
                                                                                                     ---------            ---------
INVESTMENTS ..............................................................................              10,619                 --

PROPERTY AND EQUIPMENT ...................................................................             245,897              230,291
    Less -- Accumulated depreciation .....................................................            (109,824)             (99,193)
                                                                                                     ---------            ---------
                                                                                                       136,073              131,098
                                                                                                     ---------            ---------
GOODWILL, net ............................................................................              88,114               88,122
NOTES RECEIVABLE AND OTHER ASSETS ........................................................              15,200                8,943
NET ASSETS OF DISCONTINUED OPERATIONS ....................................................                --                 46,151
                                                                                                     ---------            ---------
         Total assets ....................................................................           $ 343,800            $ 372,233
                                                                                                     =========            =========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .....................................................................           $  18,558            $  28,737
    Accrued liabilities
          Income taxes payable ...........................................................               3,261                2,595
          Other ..........................................................................              38,142               36,291
    Current maturities of long-term and convertible subordinated debt ....................               5,263                3,371
                                                                                                     ---------            ---------
         Total current liabilities .......................................................              65,224               70,994
                                                                                                     ---------            ---------
LONG-TERM DEBT ...........................................................................              98,243              120,535

CONVERTIBLE SUBORDINATED DEBT ............................................................              39,485               41,972

DEFERRED INCOME TAXES AND OTHER LIABILITIES ..............................................               9,296               10,441

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock .........................................................................                 397                  396
    Additional paid-in capital ...........................................................              55,461               54,958
    Unearned compensation related to outstanding restricted stock ........................                (656)                --
    Retained earnings ....................................................................              78,866               73,999
    Treasury stock .......................................................................              (2,516)              (1,062)
                                                                                                     ---------            ---------
          Total shareholders' equity .....................................................             131,552              128,291
                                                                                                     ---------            ---------
          Total liabilities and shareholders' equity .....................................           $ 343,800            $ 372,233
                                                                                                     =========            =========

           See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          For the Six Months Ended       For the Three Months Ended
                                                                         --------------------------      ---------------------------
                                                                         February 29,    February 28,    February 29,   February 28,
                                                                             1996           1995             1996           1995
                                                                          ---------       ---------       ---------       ---------
                                                                                          (Restated)                      (Restated)

REVENUES ...........................................................      $ 188,076       $ 161,024       $  88,278       $  78,433

COST OF OPERATIONS .................................................        142,673         117,275          69,619          57,530
                                                                          ---------       ---------       ---------       ---------
      Gross profit .................................................         45,403          43,749          18,659          20,903

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......................         39,332          32,264          19,384          16,226

INTEREST EXPENSE ...................................................         (4,821)         (3,600)         (2,410)         (1,851)
INTEREST INCOME ....................................................            493             199             234              83
OTHER INCOME (EXPENSE), net ........................................            728             (71)            528             (55)
                                                                          ---------       ---------       ---------       ---------
      Income (loss) from continuing operations before
        income tax (provision) benefit and minority interest .......          2,471           8,013          (2,373)          2,854

INCOME TAX (PROVISION) BENEFIT .....................................         (1,137)         (3,697)            994          (1,377)
MINORITY INTEREST, net of taxes ....................................             24             117              22              30
                                                                          ---------       ---------       ---------       ---------
      Income (loss) from continuing operations .....................          1,358           4,433          (1,357)          1,507

      Discontinued Operations
              Income from glass recycling operations,
               net of applicable income taxes ......................           --             1,619            --               825
              Gain on sale of glass recycling operations,
               net of applicable income taxes ......................          3,764            --              --              --
                                                                          ---------       ---------       ---------       ---------
              Net income (loss) ....................................      $   5,122       $   6,052       $  (1,357)      $   2,332
                                                                          =========       =========       =========       =========
NET INCOME (LOSS) PER COMMON SHARE:
      Continuing operations ........................................      $     .03       $     .12       $    (.03)      $     .04
      Discontinued operations ......................................            .10             .04            --               .02
                                                                          ---------       ---------       ---------       ---------
              Net income (loss) per common share ...................      $     .13       $     .16       $    (.03)      $     .06
                                                                          =========       =========       =========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ...............         39,361          38,558          39,237          38,479
                                                                          =========       =========       =========       =========

           See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  For the Six Months Ended
                                                                                              -------------------------------
                                                                                              February 29,       February 28,
                                                                                                  1996              1995
                                                                                               --------          --------
                                                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................................         $  5,122          $  6,052

     Reconciliation of net income to cash provided by operating activities -
          Depreciation and amortization ..............................................           15,814            13,359
          Gain on sale of glass recycling operations .................................           (3,764)             --
          Gain on sale of property and equipment .....................................             (556)             (105)
          Unearned compensation - restricted stock ...................................               48              --
          Change in assets and liabilities, net of effect of acquisitions accounted for as purchases -
                     Receivables, net ................................................            3,741               275
                     Prepaid expenses and other current assets .......................             (649)            1,315
                     Notes receivable and other assets ...............................              116               562
                     Accounts payable and accruals ...................................          (11,098)           (2,776)
                     Deferred income taxes and other liabilities .....................           (4,378)              580
                                                                                               --------          --------
               Cash provided by operating activities .................................            4,396            19,262
                                                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of common stock .........................................              424             1,051
     Proceeds from borrowings ........................................................               77             5,135
     Principal payments on borrowings ................................................          (23,192)             (614)
     Purchases of common stock .......................................................           (2,800)             --
                                                                                               --------          --------
               Cash provided by (used in) financing activities .......................          (25,491)            5,572
                                                                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of glass recycling operations ................................           41,500              --
     Additions to property and equipment .............................................          (19,718)          (24,126)
     Purchase of investment ..........................................................           (2,619)             --
     Proceeds from sale of property and equipment ....................................            1,714             1,032
     Payments for acquisitions accounted for as purchases, net of cash acquired ......           (1,034)           (1,696)
     Cash provided by discontinued operations ........................................             --                 379
                                                                                               --------          --------
               Cash provided by (used in) investing activities .......................           19,843           (24,411)
                                                                                               --------          --------
EFFECT OF EXCHANGE RATE CHANGES ......................................................             (152)             (401)
                                                                                               --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................           (1,404)               22
CASH AND CASH EQUIVALENTS, beginning of period .......................................            4,029             3,020
                                                                                               --------          --------
CASH AND CASH EQUIVALENTS, end of period .............................................         $  2,625          $  3,042
                                                                                               ========          ========

           See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     Significant Accounting Policies --

        The Condensed Consolidated Financial Statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended August 31, 1995. Prior period amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been restated to reflect the Company's glass recycling operations as a discontinued operation, as discussed in Note 7. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation.


(2)     Acquisitions and Investments --

        During the first six months of fiscal year 1996, the Company completed three business acquisitions accounted for using the purchase method for consideration of $1.3 million in cash and promissory notes. Additionally, the Company made a minority investment of $2.6 million in preferred stock, common stock and common stock warrants of a company that provides leak sealing and valve restoration services. Such investment is accounted for using the cost method and classified as "Investments" in the accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion regarding investments.


(3)     Income Taxes --

        With respect to continuing operations, income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in projecting the effective tax rate for fiscal 1996, the outcome of which may not be resolved until the end of the fiscal year. The effective tax rate of 46% for the six months ended February 29, 1996 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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

                                             February 29,           August 31,
                                                1996                   1995
                                           ------------          --------------

Current deferred tax assets                $      8,450            $      8,512
Non-current deferred tax assets                   5,053                   5,003
Valuation allowance                              (1,230)                 (1,156)
                                           ------------          --------------
     Total deferred tax assets                   12,273                  12,359
                                           ------------          --------------

Current deferred tax liabilities                     --                      --
Non-current deferred tax liabilities            (13,599)                (14,998)
                                           ------------          --------------
     Total deferred tax liabilities        $    (13,599)                (14,998)
                                           ------------          --------------

Net deferred tax liabilities               $     (1,326)         $       (2,639)
                                           ============          ==============

        The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                             February 29,            August 31,
                                                 1996                  1995
                                             ------------          ------------

  Depreciation and amortization              $    (13,072)         $    (12,807)
  Financial reserves and accruals
    not yet deductible                             11,746                10,168
                                             ------------          ------------


       Total                                 $     (1,326)         $     (2,639)
                                             ============          ============


(4)     Net Income (Loss) Per Common Share --

        Net income per common share for the six months ended February 29, 1996 and for the three and six months ended February 28, 1995 have been computed based on the weighted average number of shares of common stock and assumed the exercise of dilutive stock option shares. The calculation of fully-diluted weighted average shares outstanding is not materially different from the primary calculation. Net loss per common share for the three months ended February 29, 1996 has been computed based on the weighted average number of shares of common stock outstanding and did not assume the exercise of stock option shares. The following table presents the primary weighted average number of shares outstanding for the six and three months ended February 29, 1996 and February 28, 1995 (in thousands):

                                                    FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                 -----------------------------       -------------------------------
                                                 February 29,      February 28,      February 29,       February 28,
                                                    1996              1995               1996              1995
                                                 ------------      ------------      ------------       ------------

Common shares outstanding, beginning
  of fiscal period                                 39,359            37,741            39,359             37,741

Weighted average number of common
 shares outstanding:

    Stock options, treasury stock method               95               342                 0                215

    Purchased companies                                24               558                25                559

    Exercise of stock options                          78               167               117                214

    Purchases of common stock                        (195)             (250)             (264)              (250)
                                                   ------            ------            ------             ------

Total weighted average common shares
  outstanding                                      39,361            38,558            39,237             38,479
                                                   ======            ======            ======             ======


 (5)    Long-Term Debt --

        The Company has a revolving credit agreement to provide an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. As of April 9, 1996, the Company had unutilized borrowing capacity under the agreement of $22.3 million after utilizing $28.8 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. Borrowing availability is subject to the Company maintaining certain minimum financial ratios.

(6)     Incentive Plan --

        On October 26, 1995, the Company's Board of Directors adopted a limited incentive plan (the "Plan") for certain key employees ("Participants") of the Company. Under this plan, each Participant that purchases shares of AWI common stock, based on a designated percentage of his annual salary (the "Qualifying Shares"), is granted a number of shares of restricted stock equal to two times the number of Qualifying Shares purchased by the Participant. On completion of the purchase by a Participant, the Compensation Committee may, in its discretion and under the Company's Amended and Restated 1989 Replacement Non-qualified Stock Option Plan, grant to such Participant an option to purchase a number of shares of common stock equal to four times the number of Qualifying Shares purchased by the Participant. Shares of common stock issued under this Plan are treasury shares. At February 29, 1996, 153,680 shares of restricted stock and options to purchase 340,248 shares of common stock have been issued to Participants.

        The market value of shares awarded under this plan was $703,725 at February 29, 1996. These amounts were recorded as unearned compensation - restricted stock and are shown as a separate component of Shareholders' Equity. Unearned compensation is being amortized to expense over the vesting period and amounted to $47,700 in the six month period ended February 29, 1996.


(7)     Discontinued Operations --

        In September 1995, the Company sold its glass recycling operations to a company formed by Equus II Incorporated ("Equus"), a Houston-based, publicly-traded business development company. In January 1996, the Company and Equus reached an agreement in principle with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of 6.5% redeemable Series A preferred stock payable in 2002, and a $6.6 million 11% subordinated note receivable due in 2002. The preferred stock, which is included in "Investments" in the accompanying Condensed Consolidated Balance Sheets, and notes receivable obtained as consideration are payable by Strategic Materials Holdings, Inc. ("SMH"), an affiliate of Equus. The Company also received warrants to purchase shares of SMH common stock, providing the Company the right to own up to approximately 33% of the outstanding stock of SMH. The Company may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional consideration, if any, is not presently determinable. The Company recorded a gain of $3.8 million, net of estimated applicable income taxes of $1.6 million in the first quarter of fiscal 1996, on the sale of its glass recycling operations. The recorded gain and applicable income taxes are estimates which are subject to the finalization of certain post-closing issues, including the agreement discussed above. Revenues of the glass recycling operations, net of intercompany sales, were $32.3 million and $15.2 million for the six and three months ended February 28, 1995, respectively.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995. The following information has been restated for all periods discussed to exclude the Company's discontinued glass recycling operations.

        SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 1996 AND
        FEBRUARY 28, 1995

        REVENUES - The Company's consolidated revenues increased by 17% and 13% for the six and three months ended February 29, 1996, respectively, compared to the corresponding periods in fiscal 1995. Of the Company's total revenue growth, approximately $8.1 million and $220,000 for the six month and three month periods ended February 29, 1996, respectively, was internally-generated. The following is a summary of revenues by major service line (in thousands):

                                                    For the Six Months Ended            For the Three Months Ended
                                                ---------------------------------    ---------------------------------
                                                 February 29,      February 28,      February 29,       February 28,
                                                     1996              1995              1996               1995
                                                ---------------   ---------------    --------------    ---------------

ON-SITE INDUSTRIAL AND WASTE MANAGEMENT
  SERVICES
    Hydroblasting and gritblasting              $       35,252    $       28,914     $      15,796     $       13,266
    Air-moving and liquid vacuuming                     33,714            29,554            15,787             13,872
    Dredging and dewatering                              9,652            11,111             4,095              5,049
    Other                                               25,214            18,090            11,295              9,021
                                                --------------     -------------     -------------     --------------
      Subtotal                                         103,832            87,669            46,973             41,208
                                                --------------     -------------     -------------     --------------
CONTAINER SERVICES                                      23,302            24,893            11,732             12,460
EXCAVATION AND SITE REMEDIATION SERVICES                21,892            15,857            10,562              7,625
TRANSPORTATION, ROLL-OFF AND TANK RENTAL
  SERVICES                                              18,163            21,449             8,682             11,195

ALL OTHER SERVICES                                      20,887            11,156            10,329              5,945
                                                --------------     -------------     -------------     --------------
      Total                                     $      188,076     $     161,024     $      88,278     $       78,433
                                                ==============     =============     =============     ==============

        On-site industrial and waste management services revenues increased $16.2 million or 18% and $5.8 million or 14% in the six and three months ended February 29, 1996, respectively, as compared with the corresponding periods in fiscal 1995. Hydroblasting and gritblasting revenues increased $6.3 million or 22% in the six-month period, and $2.5 million or 19% in the three-month period. These increases are primarily due to increased tank cleaning and other related services provided to the refining and petrochemical industry in the United States and to the offshore oil and gas exploration and production industry in the Gulf of Mexico. Hydroblasting and gritblasting services performed for the electric utility industry also increased significantly. Air-moving and liquid vacuuming revenues increased $4.2 million or 14% in the six-month period, and $1.9 million or 14% in the three-month period primarily in the pulp and paper and refining industries. Approximately 90% or $3.8 million and $1.7 million of the six and three month increases in this service line is attributable to acquisition growth. The remaining increase is primarily due to increased sales in the Pacific and Southeast areas of the United States. Dredging and dewatering revenues decreased $1.5 million or 13% for the six-month period and $1.0 million or 19% for the three-month period, due to a decline in activity related to these services along the Pacific coast and the downsizing of the dredging service line in the Southeastern United States. The increase in other on-site industrial and waste management services revenues of $7.1 million or 39% in the six-month period, and $2.3 million or 25% in the three-month period, is primarily due to increases in labor services, chemical cleaning and chemical disposal.

        Container services revenues decreased $1.6 million or 6% in the six-month period and $728,000 or 6% in the three-month period ended February 29, 1996, compared with the corresponding periods in fiscal year 1995. Wastewater revenues decreased $1.3 million or 24% in the six-month period and $846,000 or 29% in the three-month period, primarily due to a nonrecurring project that positively impacted the prior year periods. An increase in intermediate bulk container ("IBC") cleaning revenue of $314,000 and $161,000 in the six-month and three-month periods was attributable to expansion of IBC service capabilities at existing facilities and increased sales to two major customers

        Excavation and site remediation services revenues increased $6.0 million or 38% and $2.9 million or 39% in the six-month and three-month periods compared to the same periods in fiscal 1995 due primarily to increased market penetration in the Louisiana pulp and paper industry, increases in mining and environmental remediation services and a significant public works contract in Alabama.

        Transportation, roll-off and tank rental services revenues decreased $3.3 million or 15% and $2.5 million or 22% in the six-month and three-month periods compared to the same periods in fiscal 1995. These decreases are primarily attributable to lower volumes in hauling services in Louisiana, Georgia and Alabama and declines in related roll-off box rentals in Texas.

        The Company's 15 other industrial service lines had aggregate revenue increases of $9.7 million or 87% and $4.4 million or 74% in the six and three months ended February 29, 1996, respectively, as compared with the corresponding periods in fiscal 1995. These increases primarily resulted from increases in sewer restoration services, a new service line offered as a result of an acquisition in May 1995.

        GROSS PROFIT MARGINS - Consolidated gross profit, as a percentage of revenues ("gross margin"), decreased 3% to 24% for the six months and 6% to 21% for the three months ended February 29, 1996, respectively, compared with the corresponding periods in the prior year. The decline is a result of a higher volume of lower-margin subcontract work primarily in excavation and site remediation and transportation service lines and lower margins in the container service line due to reduced revenue levels.

        SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES - SG&A expenses increased $7.1 million or 22% and $3.2 million or 19% for the six and three months ended February 29, 1996, respectively, compared with the same periods in 1995. Incremental SG&A from purchase acquisitions completed subsequent to September 1, 1994 contributed approximately $3.2 million or 45% and $1.6 million or 51% of the increase for the six and three month periods. Approximately $1.0 million of the increase for the six months and $461,000 in the three months ended February 29, 1996 is attributable to costs associated with the Company's restructuring plan and cost-reduction initiative which resulted in a nationwide staff reduction, the consolidation of field offices, the realignment of certain management functions and the implementation of other significant cost-reduction and efficiency-enhancing initiatives. The Company anticipates savings as a result of the restructuring and cost-reduction initiative to begin affecting income in the third quarter of the current fiscal year.

        INTEREST AND OTHER INCOME (EXPENSE) - Interest expense increased by $1.2 million and $559,000 during the six and three months ended February 29, 1996, respectively, as compared with the same periods in fiscal 1995, primarily due to higher average interest rates than in the corresponding prior year periods. Interest income and other income (expense), net, increased $1.1 million in the six-month period and $734,000 in the three-month period, respectively, as a result of interest earned on the 11% subordinated note receivable and dividends earned on the 6.5% redeemable Series A preferred stock received from the sale of the glass recycling operations and dividends earned on the Company's investment in a leak sealing and valve restoration services company.

        INCOME TAXES - The effective income tax rates for the six months ended February 29, 1996 and February 28, 1995 were 46%, while the tax rates for the three months ended February 29, 1996 and February 28, 1995 were 42% and 48%, respectively. The effective tax rates were higher than the statutory Federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

        For the six-months ended February 29, 1996, operating activities provided cash of $4.4 million through net earnings of $5.1 million partially offset by the gain on sale of the glass recycling division of $3.8 million. Financing activities utilized cash of $25.5 million, primarily due to the repayment of long-term debt. Investing activities provided cash of $19.8 million, primarily from the proceeds on the sale of the glass recycling division partially offset by capital expenditures of $19.7 million.

        At February 29, 1996, the Company had cash and cash equivalents of $2.6 million, and working capital of $28.6 million. The Company has been able to finance its cash requirements through its cash flow from operations and bank borrowings. The Company's credit facility provides an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. As of April 9, 1996, unutilized borrowing capacity under the agreement was $22.3 million after utilizing $28.8 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. Borrowing availability is subject to the Company maintaining certain minimum financial ratios.

        Long-term obligations decreased $25.9 million primarily due to $41.5 million of cash proceeds received from the sale of the glass recycling operations which were utilized to reduce long-term debt, partially offset by cash requirements relating to capital expenditures ($19.7 million), investments ($2.6 million), cash paid for acquisitions ($1.0 million) and treasury stock purchases ($2.8 million) during the six-month period ended February 29, 1996.

        Shareholders' equity increased $3.3 million to $131.6 million as a result of income during the first half of fiscal 1996, including the $3.8 million of net gain from the sale of the glass recycling operations. This increase was partially offset by treasury stock purchases of $2.8 million.

        In July 1995, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's common stock, either in the open market or in privately negotiated transactions. In the six months ended February 29, 1996, the Company has repurchased 597,800 shares of its common stock at an average cost of $4.68 per share. Subsequent to second quarter, the Company has repurchased 112,100 additional shares of its common stock at an average cost of $3.99 per share. Future repurchases of the Company's common stock will be dependent on prevailing market conditions and other investment opportunities.

FISCAL 1996 OUTLOOK

        The Company experienced an operating loss in its second fiscal quarter which, seasonally, is its weakest period. Most of the Company's revenues from its service lines are generated on a "call-up" basis or from irregularly scheduled customer turnarounds and outages. There is neither a significant amount of backlog for the Company's services, nor are there any significant long-term contracts that require its customers to utilize a minimum level of the Company's services. The Company is also affected by business cycles experienced by its industrial customer bases and by changes in environmental laws and regulations or by changes in the interpretation or enforcement of such laws and regulations. The capacity of the Company's customers to defer industrial cleaning, maintenance and disposal services in the short-term is great. Deferrals can occur either due to a reduction in maintenance or capital funds, customer budget restraints or, conversely, increased demand for a customer's products that make it impractical to perform cleaning and maintenance on anticipated schedules. These factors make it difficult to predict, on a quarterly basis, the demand for the Company's services.

        Internal growth is expected to come from new market penetration in industrial and environmental services. To facilitate internal growth, the Company has launched its ALLIES(TM) marketing program, which is an integrated approach to selling the Company's full range of services, primarily to national customers. The ALLIES(TM) program focuses on the themes of partnering, value-added service and customer profit improvement.

        The Company is also focusing on cost control and margin expansion over the remainder of fiscal 1996. The Company intends to implement selected price increases when market conditions permit and as a by-product of value-added selling efforts. The Company has also identified and implemented certain cost savings in connection with its restructuring plan and cost-reduction initiative, including a nationwide staff reduction, the consolidation of field offices and the realignment of certain management functions. The Company anticipates savings as a result of the restructuring and cost-reduction initiative to impact the results of operations in the third quarter of the current fiscal year.

        The Company has clearly defined the industrial customer as the focus of its business strategy. The first quarter sale of the Company's former glass recycling operations has allowed it to narrow its focus on providing services to the industrial customer and provided additional capital for expansion of this core business. During fiscal 1996, the Company is developing new opportunities to serve the industrial customer independently or through partnering arrangements in the areas of water and wastewater management, energy services, contract labor services and leak sealing and valve restoration services. The Company will continue to evaluate its complement of services offered and allocate capital accordingly.

        The impact of inflation on the Company has been minimal.

                           PART II, OTHER INFORMATION
                        ITEM 4 - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS


        On January 19, 1996, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the following matters:

             1. To elect three Class III directors of the Company to hold office until the third succeeding annual meeting of stockholders after their election (the 1999 Annual Meeting) or until their successors have been duly elected and qualified.

             2. To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants to audit the Company's consolidated financial statements for the fiscal year ending August 31, 1996.

        All proposals received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

                              AFFIRMATIVE         NEGATIVE                             VOTES             BROKER
PROPOSAL                         VOTES             VOTES          ABSTENTIONS         WITHHELD         NON-VOTES
- --------                      -----------         --------        -----------         --------         ---------
1.  Election of Directors
       Thomas J. Tierney       26,114,763            N/A              N/A              639,361            None

       Ricardo J. Besquin      25,936,895            N/A              N/A              817,229            None

       John U. Clarke          26,113,253            N/A              N/A              640,871            None

2.  Ratification of
       Auditors                26,166,925          486,911          100,288               N/A             None

        In addition to the three directors listed in Proposal 1 who were elected at the 1996 Annual Meeting, the following directors' terms of office continued after the meeting and will continue through the annual meeting of stockholders as indicated:

                                                  TERM THROUGH
    NAME                                        ANNUAL MEETING OF
    ----                                        -----------------
    Michael A. Baker                                  1997

    R.L. Nelson, Jr.                                  1997

    Robert L. Knauss                                  1998

    T. Michael Young                                  1998

    Robert M. Chiste                                  1998

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      EXHIBIT
        NO.           DESCRIPTION

      * 3.1     --    Amended and Restated Certificate of Incorporation of
                      Allwaste, Inc. ("Allwaste") effective
                      February 22, 1990. (Exhibit 3.1 to the Allwaste Quarterly
                      Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended February 28, 1990).

        3.2     --    Amendment to Amended and Restated Certificate of
                      Incorporation of Allwaste, effective January 20, 1995
                      (Filed herewith).

      * 3.3     --    Corrected  Bylaws of Allwaste  (Exhibit 3.2 to the
                      Allwaste Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992 (the "1992 Form 10-K").

        4.1     --    Specimen Common Stock certificate (Filed herewith).

      * 4.2     --    Specimen debenture certificate (Exhibit 4.2 to the 1992
                      Form 10-K).

      * 4.3     --    Form of Indenture  between  Allwaste and Texas  Commerce
                      Trust Company of New York dated June 1, 1989, relating to certain debentures of Allwaste. (Exhibit 4.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989).

     * 10.1     --    Employment Agreement dated October 23, 1986, between R.L.
                      Nelson, Jr. and Allwaste. (Exhibit 10.1 to the Allwaste
                      Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1994, filed November 29, 1994
                      (the "1994 Form 10-K").

     * 10.2     --    Employment  Agreement dated October 17, 1994,  between
                      Robert M. Chiste and Allwaste (Exhibit 10.6 to the 1994
                      Form 10-K).

     * 10.3     --    Allwaste Amended and Restated 1989 Replacement
                      Non-Qualified Stock Option Plan. (Exhibit A to the
                      Allwaste proxy statement relating to its 1995 annual meeting of stockholders, filed December 20, 1994).

       10.4     --    Allwaste Target 2000: One, Two, Four Plan
                      (Filed herewith).

     * 10.5     --    Allwaste  Employee  Retirement Plan.  (Exhibit 4.3 to the
                      Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-37684), filed August 7, 1995).

     * 10.6     --    Credit  Agreement  dated as of November  30, 1993,  as
                      amended, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce Bank National
                      Association, a national banking association, as Agent.
                      (Exhibit 10.10 to the 1994 Form 10-K).

       10.7     --    Agreement  and First  Amendment  to Credit  Agreement
                      dated January 21, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas
                      Commerce Bank National Association, a national banking association, as Agent (Filed herewith).

       10.8     --    Agreement  and  Second  Amendment  to Credit  Agreement
                      dated March 20, 1994, by and among Allwaste, the Financial
                      Institutions signatory thereto, and Texas Commerce Bank
                      National Association, a national banking association, as Agent (Filed herewith).

       10.9     --    Agreement  and  Third  Amendment  to  Credit  Agreement
                      dated May 31, 1994, by and among Allwaste, the Financial
                      Institutions signatory thereto, and Texas Commerce Bank
                      National Association, a national banking association, as Agent (Filed herewith).

      10.10     --    Agreement  and Fourth  Amendment to Credit  Agreement
                      dated October 18, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas
                      Commerce Bank National Association, a national banking association, as Agent (Filed herewith).

      10.11     --    Agreement  and Fifth  Amendment  to Credit  Agreement
                      dated August 31, 1995, by and among Allwaste, the Financial Institutions signatory thereto, and Texas
                      Commerce Bank National Association, a national banking association, as Agent (Filed herewith).

     *10.12     --    First  Amendment to  Employment  Agreement  dated as of
                      October 26, 1995, between Robert M. Chiste and Allwaste.
                      (Exhibit 10.6 to the Allwaste Annual Report on Form 10-K
                      (File No. 1-11008) for the fiscal year ended August 31, 1995, filed November 30, 1995 (the "1995 Form 10-K").

       27.1     --    Financial Data Schedule.  (Filed herewith).

      *  Asterisk indicates exhibits incorporated by reference as shown.

(b)   Reports on Form 8-K.

      None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  ALLWASTE, INC.


Dated:  April 15, 1996                   By: /s/ T. WAYNE WREN, JR.
                                                 ------------------
                                                 T. Wayne Wren, Jr.
                                         Senior Vice President - Chief Financial
                                         Officer and Treasurer