Form 10-Q
period 1996-05-31
ALLWASTE INC
filed 1996-07-15
CIK 804742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MAY 31, 1996 or

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

    The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 10, 1996 was 38,663,944.

                                  REPORT INDEX

PART AND ITEM NO.                                                       PAGE NO.
- -----------------                                                       --------
PART I - Financial Information

    Item 1 - Financial Statements

      General Information .................................................. 1
      Condensed Consolidated Balance Sheets as of
        May 31, 1996 (unaudited) and August 31, 1995 ....................... 2

      Condensed Consolidated Statements of Operations for the Nine and
        Three Months Ended May 31, 1996 and 1995 (unaudited) ............... 3

      Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended May 31, 1996 and 1995 (unaudited) ................ 4

      Notes to Condensed Consolidated Financial Statements (unaudited) ..... 5

      Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................ 8

PART II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K ............................11

                          PART I, FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               GENERAL INFORMATION

      The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the nine and three months ended May 31, 1996 and 1995.

      Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1995 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                         ALLWASTE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                              May 31,      August 31,
                                                                                               1996           1995
                                                                                            -----------   ------------
                                                                                            (Unaudited)    (Audited)
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................................   $     320    $   4,029
    Receivables, net .....................................................................      80,605       80,065
    Prepaid expenses .....................................................................       4,713        3,609
    Deferred taxes and other current assets ..............................................      12,224       10,216
                                                                                             ---------    ---------
         Total current assets ............................................................      97,862       97,919
                                                                                             ---------    ---------
INVESTMENTS ..............................................................................      10,619         --

PROPERTY AND EQUIPMENT ...................................................................     245,107      230,291
    Less -- Accumulated depreciation .....................................................    (113,421)     (99,193)
                                                                                             ---------    ---------
                                                                                               131,686      131,098
                                                                                             ---------    ---------
GOODWILL, net ............................................................................      87,713       88,122
NOTES RECEIVABLE AND OTHER ASSETS ........................................................      15,215        8,943
NET ASSETS OF DISCONTINUED OPERATIONS ....................................................        --         46,151
                                                                                             ---------    ---------
         Total assets ....................................................................   $ 343,095    $ 372,233
                                                                                             =========    =========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .....................................................................   $  19,609    $  28,737
    Accrued liabilities
          Income taxes payable ...........................................................       4,247        2,595
          Other ..........................................................................      41,462       36,291
    Current maturities of long-term and convertible subordinated debt ....................       6,638        3,371
                                                                                             ---------    ---------
         Total current liabilities .......................................................      71,956       70,994
                                                                                             ---------    ---------
LONG-TERM DEBT ...........................................................................      91,979      120,535

CONVERTIBLE SUBORDINATED DEBT ............................................................      35,006       41,972

DEFERRED INCOME TAXES AND OTHER LIABILITIES ..............................................      12,493       10,441

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock .........................................................................         398          396
    Additional paid-in capital ...........................................................      55,534       54,958
    Unearned compensation related to outstanding restricted stock ........................        (779)        --
    Retained earnings ....................................................................      81,559       73,999
    Treasury stock .......................................................................      (5,051)      (1,062)
                                                                                             ---------    ---------
          Total shareholders' equity .....................................................     131,661      128,291
                                                                                             ---------    ---------
          Total liabilities and shareholders' equity .....................................   $ 343,095    $ 372,233
                                                                                             =========    =========

           See Notes to Condensed Consolidated Financial Statements.

                       ALLWASTE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per share data)

                                                           For the Nine Months Ended   For the Three Months Ended
                                                                   May 31,                     May 31,
                                                           ------------------------    ------------------------
                                                              1996         1995          1996          1995
                                                           -----------   ----------    ----------    ----------
                                                                         (Restated)                  (Restated)

REVENUES ................................................   $ 286,807    $ 247,662    $  98,731    $  86,638

COST OF OPERATIONS ......................................     215,783      180,529       73,110       63,254
                                                            ---------    ---------    ---------    ---------
      Gross profit ......................................      71,024       67,133       25,621       23,384

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ............      58,274       50,083       18,942       17,819

INTEREST EXPENSE ........................................      (7,327)      (5,680)      (2,506)      (2,080)
INTEREST INCOME .........................................         773          299          280          100
OTHER INCOME, net .......................................       1,263          156          535          227
                                                            ---------    ---------    ---------    ---------
      Income from continuing operations before
        income tax provision and minority interest ......       7,459       11,825        4,988        3,812

INCOME TAX PROVISION ....................................      (3,580)      (5,376)      (2,443)      (1,679)
MINORITY INTEREST, net of taxes .........................          62          154           38           37
                                                            ---------    ---------    ---------    ---------
      Income from continuing operations .................       3,941        6,603        2,583        2,170

      Discontinued Operations
              Income from glass recycling operations,
                 net of applicable income taxes .........        --          2,491         --            872
              Gain on sale of glass recycling operations,
                 net of applicable income taxes .........       3,764         --           --           --
                                                            ---------    ---------    ---------    ---------
              Net income ................................   $   7,705    $   9,094    $   2,583    $   3,042
                                                            =========    =========    =========    =========
NET INCOME PER COMMON SHARE:
      Continuing operations .............................   $     .10    $     .17    $     .07    $     .06
      Discontinued operations ...........................         .10          .07         --            .02
                                                            ---------    ---------    ---------    ---------
              Net income per common share ...............   $     .20    $     .24    $     .07    $     .08
                                                            =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ....      39,262       38,605       39,063       38,698
                                                            =========    =========    =========    =========

           See Notes to Condensed Consolidated Financial Statements.

                         ALLWASTE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                       For the Nine Months Ended
                                                                                                May 31,
                                                                                      -----------------------------
                                                                                          1996            1995
                                                                                      ------------   --------------
                                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income ......................................................................   $  7,705    $  9,094

     Reconciliation of net income to cash provided by (used in) operating activities -
          Depreciation and amortization ..............................................     23,546      20,570
          Gain on sale of glass recycling operations .................................     (3,764)       --
          Gain on sale of property and equipment .....................................       (821)       (731)
          Unearned compensation - restricted stock ...................................         95        --
          Change in assets and liabilities, net of effect of acquisitions accounted for as purchases -
                     Receivables, net ................................................     (1,176)     (1,459)
                     Prepaid expenses and other current assets .......................     (2,108)      1,151
                     Notes receivable and other assets ...............................         25         374
                     Accounts payable and accruals ...................................     (6,887)      3,692
                     Deferred income taxes and other liabilities .....................       (251)        298
                                                                                         --------    --------
               Cash provided by operating activities .................................     16,364      32,989
                                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of common stock .........................................        553       1,089
     Proceeds from borrowings ........................................................         85      10,156
     Principal payments on borrowings ................................................    (32,569)       (878)
     Purchases of treasury stock .....................................................     (5,482)       --
                                                                                         --------    --------
               Cash provided by (used in) financing activities .......................    (37,413)     10,367
                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of glass recycling operations ................................     41,500        --
     Additions to property and equipment .............................................    (23,265)    (33,960)
     Purchase of investment ..........................................................     (2,619)       --
     Proceeds from sale of property and equipment ....................................      2,893       2,339
     Payments for acquisitions accounted for as purchases, net of cash acquired ......     (1,113)     (7,791)
     Cash provided by discontinued operations ........................................       --        (3,256)
                                                                                         --------    --------
               Cash provided by (used in) investing activities .......................     17,396     (42,668)
                                                                                         --------    --------
EFFECT OF EXCHANGE RATE CHANGES ......................................................        (56)       (154)
                                                                                         --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................     (3,709)        534
CASH AND CASH EQUIVALENTS, beginning of period .......................................      4,029       3,020
                                                                                         --------    --------
CASH AND CASH EQUIVALENTS, end of period .............................................   $    320    $  3,554
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

(2)  Acquisitions and Investments --

     During the first nine months of fiscal year 1996, the Company completed three business acquisitions accounted for using the purchase method for consideration of $1.3 million in cash and promissory notes. Additionally, the Company made a minority investment of $2.6 million in preferred stock, common stock and common stock warrants in a company that provides leak sealing and valve restoration services. Such investment is accounted for using the cost method and is included as "Investments" in the accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion regarding investments.

(3)  Income Taxes --

     With respect to continuing operations, income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in estimating the effective tax rate for fiscal 1996, the outcome of which may not be resolved until the end of the fiscal year. The effective tax rate of 48% for the nine months ended May 31, 1996 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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

                                                   May 31,      August 31,
                                                    1996           1995
                                                ------------   -----------
Current deferred tax assets .............         $ 10,518     $  8,512
Non-current deferred tax assets .........            3,470        5,003
Valuation allowance .....................           (1,230)      (1,156)
                                                ------------   -----------
     Total deferred tax assets ..........           12,758       12,359
                                                ------------   -----------
Current deferred tax liabilities ........               --           --

Non-current deferred tax liabilities ....          (15,267)     (14,998)
                                                ------------   -----------
     Total deferred tax liabilities .....         $(15,267)     (14,998)
                                                ------------   -----------
Net deferred tax liabilities ............         $ (2,509)    $ (2,639)
                                                ============   ===========

     The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                       May 31,        August 31,
                                                        1996             1995
                                                      --------         --------
Depreciation and amortization ................        $(14,041)        $(12,807)
Financial reserves and accruals
   not yet deductible ........................          11,532           10,168
                                                      --------         --------

     Total ...................................        $ (2,509)        $ (2,639)
                                                      ========         ========

(4)  Net Income Per Common Share --

     Net income per common share has been computed based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding. The calculation of fully-diluted net income per common share is not materially different from the primary calculation. The following table presents the primary weighted average number of shares outstanding for the nine and three months ended May 31, 1996 and 1995 (in thousands):

                                            For the Nine Months      For the Three Months
                                                  Ended                      Ended
                                                  May 31,                   May 31,
                                            -------------------      -------------------
                                             1996         1995        1996         1995
                                            ------       ------      ------       ------
Common shares outstanding,
 beginning of fiscal period ............... 39,359       37,741      39,359       37,741

Weighted average number of common
 shares outstanding:

    Stock options, treasury stock method ..     73          322          30          282

    Purchased companies ...................     24          609          25          710

    Exercise of stock options .............     98          183         136          215

    Purchases of common stock .............   (292)        (250)       (487)        (250)
                                            ------       ------      ------       ------
Total weighted average common shares
  outstanding ............................. 39,262       38,605      39,063       38,698
                                            ======       ======      ======       ======

 (5) Long-Term Debt --

     The Company has a revolving credit agreement which provides an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. As of July 10, 1996, after utilizing $30.1 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, the Company had available borrowing capacity under the agreement of $37 million. Borrowing availability is subject to the Company maintaining certain minimum financial ratios.

(6)  Incentive Plan --

     On October 26, 1995, the Company's Board of Directors adopted a limited incentive plan (the "Plan") for certain key employees ("Participants") of the Company. Under this plan, each Participant that purchases shares of the Company's Common Stock, based on a designated percentage of the Participant's annual salary (the "Qualifying Shares"), is granted a number of shares of restricted stock equal to two times the number of Qualifying Shares purchased by the Participant. On completion of the purchase by a Participant, the Compensation Committee may, in its discretion and under the Company's Amended and Restated 1989 Replacement Non-qualified Stock Option Plan, grant to such Participant an option to purchase a number of shares of Common Stock equal to four times the number of Qualifying Shares purchased by the Participant. Shares of Common Stock issued under this Plan are treasury shares. At May 31, 1996, 200,032 shares of restricted stock and options to purchase 400,064 shares of Common Stock have been granted to Participants. Additionally, 49,686 shares of Common Stock and 99,372 options were earned and not yet issued.

     The market value of shares awarded under this plan was $874,475 at May 31, 1996. These amounts were recorded as unearned compensation related to outstanding restricted stock and are shown as a separate component of Shareholders' Equity. Unearned compensation is being amortized to expense over the vesting period and amounted to $95,400 in the nine month period ended May 31, 1996.

(7)  Discontinued Operations --

     In September 1995, the Company sold its glass recycling operations, now Strategic Holdings, Inc. ("SHI"), to a company formed by Equus II Incorporated ("Equus"), a Houston-based, publicly-traded business development company. In January 1996, the Company and Equus reached an agreement in principle with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of 6.5% redeemable Series A preferred stock payable in 2002, and a $6.6 million 11% subordinated note receivable due in 2002. The preferred stock, which is included in "Investments" in the accompanying Condensed Consolidated Balance Sheets, and notes receivable obtained as consideration are payable by SHI, an affiliate of Equus. The Company also received warrants to purchase shares of SHI Common Stock, providing the Company the right to own up to approximately 33% of the outstanding stock of SHI. The Company may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional consideration, if any, is not presently determinable. The Company recorded a gain on the sale of its glass recycling operations of $3.8 million, net of estimated applicable income taxes of $1.6 million in the first quarter of fiscal 1996. The recorded gain and applicable income taxes are estimates which are subject to the finalization of certain post-closing issues, including the agreement discussed above. Revenues of the glass recycling operations, net of intercompany sales, were $50.9 million and $18.6 million for the nine and three months ended May 31, 1995, respectively.

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

     NINE AND THREE MONTHS ENDED MAY 31, 1996 AND 1995

     REVENUES - The Company's consolidated revenues increased by 16% and 14% for the nine and three months ended May 31, 1996, respectively, compared to the corresponding periods in fiscal 1995. Of the Company's total revenue growth, approximately $17.3 million and $5.7 million for the nine and three month periods ended May 31, 1996, respectively, was internally-generated. The following is a summary of revenues by major service line (in thousands):

                                           For the Nine Months      For the Three Months
                                                  Ended                    Ended
                                                 May 31,                  May 31,
                                          -----------------------  -----------------------
                                             1996         1995        1996         1995
                                          ----------   ----------  ----------   ----------
ON-SITE INDUSTRIAL MANAGEMENT
  SERVICES
    Hydroblasting and gritblasting ....   $   54,593   $   44,057  $   19,341   $   15,143
    Air-moving and liquid vacuuming ...       51,365       45,133      17,651       15,579
    Dredging and dewatering ...........       13,224       15,951       3,572        4,840
    Other .............................       38,466       30,018      13,252       11,928
                                          ----------   ----------  ----------   ----------
      Subtotal ........................      157,648      135,159      53,816       47,490
                                          ----------   ----------  ----------   ----------
CONTAINER SERVICES ....................       35,941       37,628      12,638       12,735
EXCAVATION AND SITE REMEDIATION
  SERVICES ............................       33,363       24,959      11,471        9,102
TRANSPORTATION, ROLL-OFF AND
  TANK RENTAL SERVICES ................       26,820       31,627       8,657       10,178

ALL OTHER SERVICES ....................       33,035       18,289      12,149        7,133
                                          ----------   ----------  ----------   ----------
      Total ...........................   $  286,807   $  247,662  $   98,731   $   86,638
                                          ==========   ==========  ==========   ==========

     On-site industrial management services revenues increased $22.5 million or 17% and $6.3 million or 13% in the nine and three months ended May 31, 1996, respectively, as compared with the corresponding periods in fiscal 1995. Approximately $8.4 million and $1.7 million of the nine and three month increases in these service revenues was attributable to acquisitions. The internally generated revenue increases were primarily due to increased tank cleaning and other related services provided to the refining and petrochemical industry in the United States and to the offshore oil and gas exploration and production industry in the Gulf of Mexico area. Dredging and dewatering revenues decreased $2.7 million or 17% for the nine month period and $1.3 million or 26% for the three month period, due to a decline in activity related to these services along the Pacific and Gulf coasts and the downsizing of the dredging service line in the southeastern United States.

     Container services revenues decreased $1.7 million or 4% in the nine month period and $97,000 or 1% in the three month period ended May 31, 1996, compared with the corresponding periods in fiscal 1995. These decreases were primarily attributable to the nonrecurrance of wastewater projects in Louisiana that elevated revenues in the nine month period ended May 31, 1995.

     Excavation and site remediation services revenues increased $8.4 million or 34% and $2.4 million or 26% in the nine and three month periods ended May 31, 1996 compared to the corresponding periods in fiscal 1995 due primarily to increased market penetration in the Louisiana pulp and paper industry, increases in mining and environmental remediation services and a significant public works contract in Alabama.

     Transportation, roll-off and tank rental services revenues decreased $4.8 million or 15% and $1.5 million or 15% in the nine and three month periods ended May 31, 1996 compared to the corresponding periods in fiscal 1995. These decreases were primarily attributable to lower volumes in hauling services in Louisiana, Georgia and Alabama and declines in related roll-off box rentals in Texas.

     The Company's 15 other industrial service lines had aggregate revenue increases of $14.7 million or 81% and $5.0 million or 70% in the nine and three months ended May 31, 1996, respectively, as compared with the corresponding periods in fiscal 1995. These increases primarily resulted from increases in sewer restoration services, a new service line offered as a result of an acquisition in May 1995.

     GROSS PROFIT MARGINS - Consolidated gross profit, as a percentage of revenues ("gross margin"), decreased 2% to 25% for the nine months and 1% to 26% for the three months ended May 31, 1996, compared with the corresponding periods in fiscal 1995. The decline was a result of a higher volume of lower margin subcontract work, primarily in excavation and site remediation, increased depreciation, and lower margins in the container service line due to reduced revenue levels.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES - SG&A expenses increased $8.2 million or 16% and $1.1 million or 6% for the nine and three months ended May 31, 1996, respectively, compared with the same periods in fiscal 1995. The incremental increases in SG&A from purchase acquisitions were $4.5 million or 55% and $1.2 million or 109% for the nine and three month periods, respectively. SG&A as a percent of revenue declined 2% to 19% in the three months ended May 31, 1996. This decrease was primarily attributable to cost reductions as a result of the restructuring program implemented earlier in the fiscal year.

     INTEREST EXPENSE AND OTHER INCOME - Interest expense from continuing operations increased by $1.6 million and $426,000 during the nine and three months ended May 31, 1996, respectively, as compared with the same periods in fiscal 1995. For the nine and three month periods ended May 31, 1995, $1.2 million and $451,000 respectively of interest was allocated to the net income from discontinued operations. Debt levels for the nine month period ended May 31, 1996 remained consistent with the corresponding period in fiscal 1995. Interest income and other income, net, increased $1.6 million in the nine month period and $488,000 in the three month period as a result of interest earned on the 11% subordinated note receivable and dividends earned on the 6.5% redeemable Series A preferred stock received from the sale of the glass recycling operations and dividends earned on the Company's investment in a leak sealing and valve restoration services company.

     INCOME TAXES - The effective income tax rates for the nine months ended May 31, 1996 and 1995 were 48% and 46%, respectively, while the tax rates for the three months ended May 31, 1996 and 1995 were 49% and 44%, respectively. The effective tax rates were higher than the statutory Federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended May 31, 1996, operating activities provided cash of $16.4 million primarily due to net earnings of $7.7 million which included non-cash depreciation and amortization charges of $23.5 million. Financing activities utilized cash of $37.4 million, primarily due to the repayment of long-term debt of $32.6 million and the purchase of treasury stock of $5.5 million. During the three month period ended May 31, 1996, the Company reduced long-term debt by $10.7 million. Investing activities for the nine month period ended May 31, 1996 provided cash of $17.4 million, primarily from proceeds on the sale of the glass recycling operations of $41.5 million, partially offset by capital expenditures of $23.3 million.

     At May 31, 1996, the Company had cash and cash equivalents of $320,000 and working capital of $25.9 million. Since August 31, 1995, the Company reduced uninvested cash by approximately $3.7 million. The Company financed its cash requirements through its cash flow from operations and bank borrowings. The Company's credit facility provides an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. As of July 10, 1996, after utilizing $30.1 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under the agreement was $37 million. Borrowing availability is subject to the Company maintaining certain minimum financial ratios.

     Long-term obligations decreased $33.5 million primarily due to cash provided by operating activities and the proceeds received from the sale of the glass recycling operations, partially offset by cash requirements relating to $23.3 million of capital expenditures, $2.6 million of investments, $1.1 million of cash paid for acquisitions and $5.5 million in treasury stock purchases during the nine month period ended May 31, 1996. In the three month period ended May 31, 1996, the Company made capital expenditures of $3.6 million. The Company anticipates that it will invest an additional $5 million in capital expenditures in the three month period ending August 31, 1996.

     Shareholders' equity increased $3.4 million to $131.7 million as a result of net income earned during the nine months ended May 31, 1996. The $7.7 million net income included $3.8 million of net gain from the sale of the glass recycling operation. The shareholders' equity increase was partially offset by $5.5 million of treasury stock purchases.

     In July 1995, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's Common Stock, either in the open market or in privately negotiated transactions. In the nine months ended May 31, 1996, the Company has repurchased 1,220,400 shares of its Common Stock at an average cost of $4.49 per share. Subsequent to third quarter, the Company has repurchased 50,000 additional shares of its Common Stock at an average cost of $4.25 per share. Future repurchases of the Company's Common Stock will be dependent on prevailing market conditions and other investment opportunities.

FISCAL 1996 OUTLOOK

     Significantly all of the Company's revenues from its services are generated on a "call-up" or "drive-up" basis or from irregularly scheduled customer turnarounds and outages. There is neither a significant amount of backlog for the Company's services, nor are there any significant long-term contracts that require its customers to utilize a minimum level of the Company's services. The Company is also affected by business cycles experienced by its industrial customer bases and by changes in environmental laws and regulations or by changes in the interpretation or enforcement of such laws and regulations. The Company's customers have a significant capacity in the short-term to defer industrial cleaning, maintenance and disposal services. Deferrals can occur either due to a reduction in maintenance or capital funds, customer budget restraints or, conversely, increased demand for a customer's products that make it impractical to perform cleaning and maintenance on anticipated schedules. These factors make it difficult to predict, on a quarterly basis, the demand for the Company's services.

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

     The Company is also focusing on cost control and gross margin expansion over the remainder of fiscal 1996. The Company intends to implement selected price increases when market conditions permit and as a by-product of value-added selling efforts. The Company anticipates savings as a result of a restructuring earlier this fiscal year and ongoing cost-reduction initiatives to impact the results of operations in the fourth quarter of the current fiscal year.

     The Company has clearly defined the industrial customer as the focus of its business strategy. The Company's first quarter sale of its glass recycling operations has allowed it to narrow its focus on providing services to the industrial customer and provide additional capital for expansion of this core business. During fiscal 1996, the Company is developing new opportunities to serve the industrial customer independently or through partnering arrangements in the areas of water and wastewater management, energy services, contract labor services and leak sealing and valve restoration services. The Company will continue to evaluate its complement of services offered and allocate capital accordingly.

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

    * 3.2 -- Amendment to Amended and Restated Certificate of Incorporation of Allwaste, effective January 20, 1995.

    * 3.3 -- Corrected Bylaws of Allwaste (Exhibit 3.2 to the Allwaste Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992 (the "1992 Form 10-K").

    * 4.1 --   Specimen Common Stock certificate.

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

   * 10.4 --   Allwaste Target 2000: One, Two, Four Plan.

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

   * 10.7 --   Agreement and First Amendment to Credit Agreement dated
               January 21, 1994, by and among Allwaste, the Financial
               Institutions signatory thereto, and Texas Commerce Bank National
               Association, a national banking association, as Agent.

   * 10.8 --   Agreement and Second Amendment to Credit Agreement dated
               March 20, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent.

   * 10.9 --   Agreement and Third Amendment to Credit Agreement dated May 31,
               1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent.

   *10.10 --   Agreement and Fourth Amendment to Credit Agreement dated
               October 18, 1994, by and among Allwaste, the Financial
               Institutions signatory thereto, and Texas Commerce Bank National
               Association, a national banking association, as Agent.

   *10.11 --   Agreement and Fifth Amendment to Credit Agreement dated
               August 31, 1995, by and among Allwaste, the Financial
               Institutions signatory thereto, and Texas Commerce Bank National
               Association, a national banking association, as Agent.

   *10.12 --   First Amendment to Employment Agreement dated as of October 26,
               1995, between Robert M. Chiste and Allwaste. (Exhibit 10.6 to the
               Allwaste Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1995, filed November 30, 1995 (the
               "1995 Form 10-K").

    10.13 -- Agreement and Sixth Amendment to Credit Agreement dated February 29, 1996, by and among Allwaste, the financial institutions signatory thereto and Texas Commerce Bank National Association, a national banking association, as Agent (Filed herewith).

    27.1  --   Financial Data Schedule (Filed herewith).
- ------------
    *  Asterisk indicates exhibits incorporated by reference as shown.

(b)   Reports on Form 8-K.

      None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALLWASTE, INC.

Dated:  July 11, 1996                         By:  /s/ T. WAYNE WREN, JR.
                                                   T. Wayne Wren, Jr.
                                                   Senior Vice President -
                                                   Chief Financial Officer
                                                   and Treasurer