Form 10-K
period 1996-08-31
ALLWASTE INC
filed 1996-11-26
CIK 804742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1996 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to _____________________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of each exchange
        Title of each class                                                on which registered
       --------------------                                              -----------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                                NEW YORK STOCK EXCHANGE, INC.
7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2014                   NEW YORK STOCK EXCHANGE, INC.
PREFERRED STOCK PURCHASE RIGHTS                                       NEW YORK STOCK EXCHANGE, INC.


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X . No    .
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of Common Stock on the New York Stock Exchange on November 1, 1996, was approximately $133.4 million.

     The number of shares of Common Stock of the Registrant outstanding on November 19, 1996 was 36,828,024.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                                                  INCORPORATED AS TO
                 --------                                                  ------------------
Notice and Proxy Statement for the Annual Meeting of                 Part III:  Items 10, 11, 12 and 13
Stockholders scheduled to be held January 17, 1997.

================================================================================

                             FORM 10-K REPORT INDEX



10-K PART AND ITEM NO.                                               PAGE NO.
----------------------                                               --------
PART I
     Item 1.   Business................................................   1
     Item 2.   Properties..............................................   7
     Item 3.   Legal Proceedings.......................................   7
     Item 4.   Submission of Matters to a Vote of Security Holders.....   8

PART II
     Item 5.   Market for the Company's Common Equity and Related
               Stockholder Matters.....................................   9
     Item 6.   Selected Financial Data.................................  10
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  11
     Item 8.   Financial Statements and Supplementary Data.............  17
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.....................  37

PART III
     Item 10.  Directors and Executive Officers of the Registrant......  38
     Item 11.  Executive Compensation..................................  38
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management..........................................  38
     Item 13.  Certain Relationships and Related Transactions..........  38

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.............................................  39

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Allwaste, Inc. provides integrated industrial and environmental services and acts as an outsourcing provider of on- site facility processes and services, primarily in the United States, Canada and Mexico. Unless the context otherwise requires, references to the "Company" or "Allwaste" refer to Allwaste, Inc., a Delaware corporation incorporated on August 21, 1986, and its subsidiaries, affiliates and predecessors.

     The Company provides to its industrial and commercial customers a range of industrial and environmental services, including: on-site industrial cleaning and waste management services (including hydroblasting and gritblasting and air- moving and liquid vacuuming); waste transportation and processing; wastewater services; site remediation; maintenance services; turnaround and outage services; container cleaning and repair services; emergency spill response services; and other general plant support services.

     With the completion of the sale of the Company's glass recycling operations (effective September 1, 1995), the Company combined the prior industry segments of environmental services and container services into a single operation. The following table presents the percentage of total revenues for each of the Company's principal service lines for each of the fiscal years ended August 31, 1996, 1995 and 1994, excluding the Company's discontinued glass recycling operations.

                                                                         1996            1995            1994
                                                                         ----            ----            ----
Hydroblasting and gritblasting services                                   19%             18%             19%
Air-moving and liquid vacuuming services                                  18%             18%             19%
Excavation and site remediation services                                  13%             11%              9%
Other on-site industrial cleaning and waste management services           12%             12%             10%
Container services                                                        11%             11%             13%
Transportation, roll-off and tank rental services                          9%             12%             13%
Wastewater services and dewatering                                         7%             10%              9%
All other services                                                        11%              8%              8%
                                                                         ---             ---             ---
    Total                                                                100%            100%            100%
                                                                         ===             ===             ===


     While the Company has historically focused on achieving growth through acquisitions, the Company has, in recent years, shifted its focus to emphasize increased internal growth. See "Business Expansion Program." The Company has focused on realizing increased internal growth primarily by developing new outsourcing and co-sourcing opportunities with its customers and expanding the number of service lines offered to customers by each of its operating locations through its AllQuest Enterprises companies (as discussed below), providing solution-oriented and preventive services that focus on improving customer efficiency and profitability, transferring technology and knowledge among the Company's various operating locations, implementing national marketing programs that target major industries served by the Company, introducing services in new geographic areas and developing services that address environmental concerns associated with new products. The Company's ALLIES(R) program stresses collaboration between the Company and its customers by focusing on creating flexible and innovative solutions to a customer's problems and emphasizing the Company's services as an economically-efficient outsourcing alternative that can maximize a customer's competitive role in the emerging global market. See " -- Marketing."

     In recognition of the new outsourcing and co-sourcing opportunities with its customers identified through its ALLIES(R) program, the Company created AllQuest Enterprises, Inc. ("AllQuest Enterprises"). AllQuest Enterprises enables the Company to expand the bundle of available service lines offered to its customers by its operating locations and to create new outsourcing and co-sourcing opportunities with its customers. AllQuest Enterprises is comprised of the following early-stage companies: AllQuest Water Resources, Inc.; AllQuest Technologies, Inc.; AllQuest Pipeline Services, Inc.; AllQuest Energy Services, Inc.; Allies Staffing, Inc.; and AllQuest Capital, Inc. See " -- Business Services -- AllQuest Enterprises."

     The Company's operations are subject to federal, state and local governmental regulation. Because of the evolving and uncertain nature of these often complex regulations, the Company cannot predict the effect, if any, that the enactment, amendment, repeal or enforcement of applicable governmental statutes or rules and regulations will have on the Company's operations. See " -- Government Regulation" and "Legal Proceedings -- Environmental Proceedings." Legislation and governmental regulations relating to the protection of the environment, both existing and future, may also require the Company to outlay certain capital expenditures to purchase or replace certain equipment and to upgrade certain facilities. It is currently anticipated that such capital expenditures, if any, will not have a material effect on the Company's financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Unless the context indicates otherwise, all statistical and financial information included in Items I, II and III of this Report is given as of August 31, 1996 and excludes the Company's discontinued glass recycling operations.

BUSINESS SERVICES

     The largest component of the Company's business is the provision of industrial cleaning and waste management services at customer facilities. The Company provides industrial cleaning and waste management services from approximately 96 locations in North America (six of which are in Canada) and is currently providing such services under long-term contracts at customers' facilities at an additional 11 locations in North America. The Company provides a number of specialized services for the handling and processing of solid, industrial and hazardous wastes, including hydroblasting and gritblasting, air-moving and liquid vacuuming, dredging, dewatering and sludge processing, sludge pumping, chemical cleaning and jet rodding.

     HYDROBLASTING AND GRITBLASTING SERVICES. The Company's hydroblasting services are performed using high-pressure pumps capable of achieving water pressures of up to 35,000 pounds per square inch. Hydroblasting is an effective method of removing hard deposits from surfaces, such as heat exchangers, boilers, aboveground storage tanks and pipelines, that may be unsuitable for other conventional cleaning techniques. Gritblasting, although similar to hydroblasting, utilizes both abrasive and non-abrasive media to clean surfaces. Gritblasting is often used to clean electrostatic precipitators and boilers and prepare metal surfaces for protective coatings and non-destructive testing.

     AIR-MOVING AND LIQUID VACUUMING SERVICES. Air-moving is an efficient method of removing and handling industrial wastes or salvageable materials contained in customers' tanks, containers or other process configurations by means of pneumatic conveyance or vacuuming with controlled air velocity. The Company performs its air-moving services using truck and trailer-mounted air-moving equipment. Typically, the Company's air-mover truck is driven onto the customer's facility near the actual work site. The Company's employees extend pipe and/or hose from the air-mover truck into the customer's tank, container or other process configuration holding the waste or salvageable material. The material is then conveyed into the air-mover truck or container for transportation to a proper customer-designated disposal site.

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

     CONTAINER SERVICES. The Company conducts container services operations from 33 locations (three of which are in Canada). The Company's container services operations can be divided into three distinct components: cleaning, inspection and repair. Over-the-highway tank-trailers, railcar tanks and intermodal containers and intermediate bulk containers ("IBCs") require thorough cleaning before shipping a new or different product. The Company also inspects all cleaned containers, in accordance with applicable governmental regulations, to insure no product or moisture remains in the cleaned container. The Company provides repair services for tank-trailer units, intermodal containers and IBCs. The Company believes that its container services business is the largest non-carrier operation in the industry in terms of total revenues and number of containers serviced.

     TRANSPORTATION, ROLL-OFF AND TANK RENTAL SERVICES. The Company provides both short and long-distance transportation of hazardous and non-hazardous wastes from customer sites to customer-designated landfills, recycling and reclamation facilities, and treatment, storage and disposal facilities. The Company provides these transportation services primarily on a unit-price or per-loaded mile basis. At certain locations, the Company owns air-tight, water- tight roll-off containers of various sizes, which it utilizes to collect and transport materials within the customer's facility or to customer-designated disposal sites. The Company also operates liquid tank transports equipped with vacuum pumps. Most of the Company's liquid tank transports are certified for the transportation of hazardous materials.

     WASTEWATER SERVICES AND DEWATERING. The Company currently operates, as part of its container services group, four facilities that accept non-hazardous commercial and industrial waste products, primarily from third parties. Waste products received and treated at the Company's facilities include wastewaters, sludges and hydrocarbon-bearing liquids. The Company processes a variety of materials at these facilities, including solid waste landfill leachate, restaurant grease-trap wastes, petroleum-contaminated wastewaters, commercial sandtrap or sump wastes, food-processing wastewaters and a variety of industrial wastewaters. The Company's dewatering services involve the use of centrifuges, filter presses and belt presses to separate liquids from solids, a process typically utilized to minimize disposal volumes. These services are frequently used to process the waste generated by tank cleaning or dredging services.

     ALLQUEST ENTERPRISES. Through its newly-created AllQuest Enterprises companies, the Company has expanded the bundle of available service lines offered to its customers by its operating locations and begun creating new outsourcing and co-sourcing opportunities with its customers. The AllQuest Enterprises companies currently consist of: AllQuest Water Resources, which is exploring opportunities to own or jointly own water and wastewater facilities; AllQuest Technologies, which provides advanced chemical cleaning technologies and products, together with training and laboratory support, to the Company's operating locations; AllQuest Pipeline Services, which provides various services to the natural gas pipeline industry in North America; AllQuest Energy Services, which provides technologies designed to improve the efficiency of electrical and thermal systems within industrial facilities; Allies Staffing, which provides temporary employees to the Company, the Company's customers and third parties for short-term projects; and AllQuest Capital, which serves as a vehicle for selected investments in industrial services companies.


CUSTOMERS

     The Company provides industrial and environmental services to four primary industry groups: the refining and petrochemical, electric power, pulp and paper and automotive industries. All four of these industry groups utilize the Company's on-site industrial services, including cleaning and waste management services. The Company also provides extensive excavation, sludge dewatering and transportation-related services to its petrochemical and refining and electric power industry customers. The Company provides certain industrial services to commercial businesses; steel, mining and manufacturing customers; and governmental agencies and municipalities. The Company has customarily provided tank-trailer cleaning services to contract carriers who own trucks that have been used to transport hazardous and non- hazardous substances and has been increasingly providing tank-trailer cleaning services to chemical manufacturers. Chemical manufacturers represent the Company's primary customer for its railcar tank cleaning and IBC cleaning services. No single customer accounted for more than 10% of the Company's consolidated revenues for the fiscal years ended August 31, 1996, 1995 and 1994, and the loss of any single customer would not have a material adverse effect on the results of operations or financial position of the Company taken as a whole.

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

     The Company's Allwaste's Integrated Environmental Services (ALLIES(R)) program focuses on collaboration between the Company and its customers. ALLIES(R) encourages the Company's operating managers to focus on creating flexible and innovative solutions to a customer's problems and to stress the Company's services as an economically-efficient outsourcing alternative that can maximize a customer's competitive position in the emerging global market. Because the Company believes that one of its chief advantages over its competitors is the wide number of complementary service lines that it can offer its customers, the Company intends for the ALLIES(R) program, with its emphasis on the Company as a solution-oriented, customer-focused provider of industrial and environmental services, to provide the Company with a stronger national identity. Rather than competing solely on the basis of hourly rate, the Company's overall marketing strategy, and the focus of the ALLIES(R) program, is to add value to its customers, primarily through decreasing a customer's plant downtime through higher levels of productivity; decreasing disposal costs by recovering, recycling and/or minimizing waste volumes; and improving unit operating efficiency by increasing heat transfer and unit run time and reducing unscheduled downtime through preventive maintenance. The Company believes that this focus has a positive effect on its customers' profitability, thereby contributing to their competitive position.

COMPETITION

     The industrial services industry is highly competitive and fragmented.
The Company believes that it is one of the largest industrial service companies in North America in terms of total revenues, geographic coverage and depth of service capability. The Company faces competition from local owner-operated service contractors and from national and regionally-based companies that perform a variety of industrial and environmental services. Competition for industrial services is based primarily on hourly rates, productivity, safety, innovative approaches and quality of service. The Company attempts to add value through providing a safer and more efficient level of service to differentiate itself from competitors.

     The Company also experiences competition in providing container services from independently-owned and operated facilities and certain large tank-trailer transport companies that also operate tank cleaning facilities. Three large tank-trailer transport companies have numerous cleaning facilities throughout the United States and are also customers of the Company. The important competitive factors in the Company's container services operations are geographic location, efficient service, price and the ability to satisfy the customers' concerns regarding proper waste disposal.

GOVERNMENT REGULATION

     The Company provides its customers with services designed to increase environmental protection by cleaning and removing materials or substances from its customers' equipment or sites that must be properly handled, recycled, or removed from the sites for ultimate disposal. The Company's customers are subject to regulation under a complex and evolving system of local, state and federal statutes, codes and regulations that govern the handling, processing, use, treatment, storage, transportation and disposal of non-hazardous and hazardous materials and wastes. A core component of the Company's business is advising and assisting its customers in complying with this complex regulatory system; thus, the central tenet of the Company's business philosophy is that its operations will meet, and in most cases, exceed the requirements imposed by this regulatory system. This commitment ensures that the Company's customers, as well as the Company itself, are in full compliance with the environmental regulatory system.

     Although there are many statutory requirements that apply to the Company and its customers, the principal regulatory schemes within which the Company must operate are: the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section 9601, et seq., as amended ("CERCLA"); the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., as amended ("RCRA"); the Hazardous Materials Transportation Uniform Safety Act, 49 App. U.S.C. Section 2001, et seq.; the regulations promulgated by the United States Department of Transportation ("USDOT"); and the Occupational Safety and Health Act, 29 U.S.C. Section 651, et. seq. (the "OSHA Act"). The Company's wholly-owned Canadian subsidiaries are subject to similar Canadian regulations.

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

     RCRA imposes liability on the owners and operators of facilities that are used to store, treat or dispose of hazardous materials and imposes "cradle to grave" liability on the generators of hazardous materials. The Company does not own or operate any facility that requires a RCRA Part B permit, and therefore, the Company is not subject to the jurisdiction of the most complex and costly areas of compliance under RCRA. Since the Company generates only de minimis quantities of hazardous materials at its operating locations, with the exception of the container services locations discussed below, the Company's potential liability under RCRA is limited. However, since waste materials are recycled, reclaimed and stored at several of the Company's facilities, the Company is required to comply with the RCRA regulations with respect to those facilities. Most significantly, RCRA imposes a stringent set of regulations on the identification, storage, treatment, transportation and disposal of wastes. Thus, when handling, processing and transporting a customer's wastes, the Company must carefully observe these regulations. To minimize potential liability under RCRA, the Company works closely with its customers to ensure that the wastes generated by the customer have been properly identified so that such wastes can be appropriately handled, processed and transported and also attempts to protect itself through its contractual relationship with its customers.

     With respect to the Company's container services operations, the Company has potential liability under both CERCLA and RCRA as a generator, storer and disposer of certain materials that the Company drains or melts from containers ("heels" as they are referred to in the industry). In some instances, the Company may be considered to be the generator of those heels that may be classified as hazardous wastes (within the meaning of applicable regulations). The Company has instituted a heel management program to minimize this potential liability under both CERCLA and RCRA. When an over- the-highway tank trailer, railcar tank, intermodal container or IBC arrives at one of the Company's container services facilities, the Company identifies the last substance hauled in a given container and "empties" the container in accordance with applicable governmental regulations. All such heels are collected in an approved manner, labeled as hazardous wastes, if applicable, and manifested and transported by a licensed waste transporter to an approved treatment, recycling or disposal facility, all in accordance with applicable law. The container cleaning procedures and the cleaning materials utilized depend largely on the configuration of the container being cleaned and the last material transported in such container. The Company's cleaning systems capture all water, chemical and residue produced from preflushing, final rinsing and steaming. This wastewater is pretreated and discharged into the sewer system in accordance with local requirements. The Company then collects, labels and manifests all solid residues generated by the pretreatment of wastewater and all contaminated cleaning solvents and transports them to approved treatment, recycling or disposal sites through a licensed waste transporter.

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

     In connection with several of the Company's service lines, there are significant, but often unforeseeable, inherent business risks that may materially impact the Company's operations, including, but not limited to: (i) the potential that the Company will handle, process, transport or dispose of material that has been misidentified by its customer, resulting in unanticipated exposure to hazardous wastes by the Company's employees and/or disposal of such wastes at an unsuitable facility; (ii) the potential that in connection with the handling, processing or transporting of material, the Company's employees may inadvertently cause a release or emission of a hazardous substance; (iii) the potential for governmental actions at the local, state or federal level that impose unforeseen restrictions on the handling, transportation or disposal of waste, which actions may result in declining volumes of waste that may be handled, treated, or transported by the Company's existing service lines; and (iv) the potential imposition of liability on the Company for the historical use of a landfill, and the corresponding allocation of responsibility on the Company for the costs of remediating such facilities.

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

BUSINESS EXPANSION PROGRAM

     The Company is seeking to expand its service capabilities through its six operating groups and the AllQuest Enterprises companies, the addition of selected service lines at existing locations, the establishment of Company-owned start-up operations in strategic geographic marketplaces and the acquisition of existing businesses. A major factor in the historical growth of the Company has been its acquisition program; however, management expects an important portion of future growth will be achieved through investment in start-up operations and internal expansion of existing operations.

     INTERNAL GROWTH.  The Company has and will continue to open new facilities
with its own resources, equipment and personnel.     The AllQuest Enterprises
ventures have expanded the bundle of service capabilities offered to customers and have created opportunities for outsourcing and co-sourcing with the Company's industrial customers. See " -- Business Services -- AllQuest Enterprises." Additionally, the Company expects to continue to pursue investment opportunities pursuant to which it would acquire minority ownership or otherwise partner with other business entities to continue to expand its service capabilities for its industrial customers. With respect to its on-site industrial cleaning and waste management operations, the Company seeks to add service lines to existing locations as customer demand dictates needs for such additional services. The Company also seeks to expand its customers' awareness of its service capabilities through national marketing programs targeted to
specific industry groups.   See " -- Marketing." The Company expects to expand
its IBC service capacity and to upgrade its wastewater pretreatment capabilities to handle additional third party waste streams.

     ACQUISITIONS. The Company intends to continue pursuing opportunities to acquire the stock or assets of suitable industrial and environmental service businesses for consideration consisting of cash, convertible subordinated notes, promissory notes, common stock of the Company (the "Common Stock") or a combination thereof. The Company may supplement the acquisition of small local companies or companies engaged in complementary service lines by acquiring larger companies that would be attractive to the Company's customer base.
There can be no assurance that the Company will be able to successfully complete any such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". For additional information regarding the Company's acquisitions, see Note 2 of Notes to Consolidated Financial Statements.

INSURANCE AND BONDING

     The Company maintains insurance coverage for normal business risks, including workers' compensation for its employees and auto and general liability insurance, including products and completed operations coverage. Comprehensive insurance for environmental accidents and pollution occurring at the Company's facilities has been expensive and difficult to obtain, and certain policies purchased by the Company specifically exclude certain perils and/or operations that could give cause for such claims. The Company has obtained pollution liability coverage for specific locations within its operations. If the Company experiences difficulty in obtaining adequate insurance coverage at reasonable rates in the future, this could have a material adverse effect on the Company's financial position or results of operations. To date, the Company has not incurred material fines, penalties or liabilities for pollution, environmental damage or toxic torts. However, a successful liability claim for which the Company is only partially insured or completely uninsured could have a material adverse effect on the Company's financial position and results of operations.

     The Company cannot predict the future availability or cost of insurance. The Company's total cost of property and casualty insurance, including workers' compensation premiums, was $12.1 million, $14.8 million and $10.1 million for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The decreased cost in fiscal 1996 is primarily attributable to favorable loss development of prior period claims, a continuation of the positive impact of the Company's safety program on current operations and reductions in the fixed costs associated with the Company's insurance program.

     A substantial portion of the Company's current and prior year insurance coverages are "high deductible" or retrospective policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant effect on the Company's financial position or results of operations.

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

EMPLOYEES

     As of August 31, 1996, the Company had a total of 3,772 full-time employees. At 11 of the Company's field locations, the Company is, or is anticipated to be, bound by collective bargaining agreements governing the Company's relationship with its labor force at such locations. These agreements apply to approximately 301 of the Company's employees and expire at various times from 1996 to 1999, when they will need to be renegotiated in accordance with applicable law. No prediction can be made as to the ultimate outcome of such negotiations, although the Company's management knows of no reason why agreements could not be reached. Additionally, management believes that any failure to come to terms in such negotiations would not have a material adverse effect on the Company's financial position or results of operations. The Company believes its employee relations are good.


ITEM 2.   PROPERTIES

     More than half of the Company's operating locations in its industrial and environmental services business are leased premises under written agreements that expire at various times through 2004. The majority of the leases have renewal options at the Company's option for six-month to fifteen-year periods. The Company owns its industrial service facilities in 28 locations. Management does not anticipate any major problems in negotiating new leases on expiration of any existing leases. However, should any problems arise, management believes that it will be able to obtain adequate facilities on terms acceptable to the Company since these operations are all in industrial marketplaces.


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

ENVIRONMENTAL PROCEEDINGS

     In November 1996, the West Virginia Department of Environmental Protection (the "West Virginia DEP") issued a draft consent order against one of the Company's subsidiaries, which order seeks to impose an aggregate of approximately $229,000 in fines against the Company relating to a transportation-related spill in West Virginia in November 1995. The Company voluntarily remediated this spill in December 1995. The draft consent order alleges that in remediating the spill, the Company did not comply with certain technical West Virginia DEP remediation regulations relating to recordkeeping and generator requirements. The Company believes that the West Virginia DEP remediation regulations cited by the West Virginia DEP as the basis of this draft consent order are not relevant in the context of an emergency spill response. Therefore, the Company believes that it may be able to successfully negotiate the imposition by the West Virginia DEP of significantly lower penalties in the final consent order. The Company is actively negotiating the draft consent order with the West Virginia DEP and does not believe that the final consent order will have a material adverse effect on the Company's results of operations or financial position.

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

     Various subsidiaries of the Company have been identified as Potentially Responsible Parties ("PRPs") at sites listed on the United States Environmental Protection Agency's ("EPA") National Priorities List ("NPL"), which identifies sites that have been selected for remedial activity by the EPA under CERCLA (the NPL is sometimes referred to as the "Superfund List"). In addition, various subsidiaries of the Company have been sent information requests by EPA, seeking to determine whether or not such subsidiaries have been involved with additional sites on the NPL. The Company's responsibility as a PRP, if any, at these additional sites has not been determined. All NPL sites at which the Company has been identified as a PRP, or for which the Company has been requested to submit information, are disposal sites owned and operated by third parties and are sites to which the Company is one of multiple parties (sometimes in excess of one hundred) alleged to have transported material. However, in instances in which a subsidiary of the Company has been formally identified as a PRP, such subsidiaries have uniformly been identified as de minimis contributors to such sites, and the Company's management anticipates that its status at additional sites at which it may be named as a PRP in the future, if any, would be similar. The Company's status as a de minimis contributor will entitle its subsidiaries to consider settlements extended by the EPA and/or those parties that have been identified as significant contributors to such sites. Prior to accepting such a settlement, the Company's management will review its subsidiary's role with respect to each site, the amount and types of materials transported by the subsidiary to the site, and the availability of indemnification protection from the subsidiary's customers whose waste was sent to the site. As a result of this review, as well as the Company's continual review of such exposures, the Company may elect to accrue for an anticipated settlement of such Superfund proceeding. The majority of Superfund proceedings involve several years of negotiation between the group of parties identified as PRPs and EPA; therefore, the actual expenditure for a PRP settlement occurs years, if not decades, after the use of the NPL site and typically years after notification of potential liability as a PRP. Based on the Company's prior experience at NPL sites, the Company's management anticipates that it will accept de minimis settlements at any site at which it is identified as a PRP. In addition, such settlements historically have not had and it is anticipated that such settlements will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "ALW." The following table sets forth the range of high and low per share sales prices for the Company's Common Stock for the Company's two most recently completed fiscal years:

                                                         HIGH             LOW
                                                         ----             ---
Fiscal 1995 --
   First quarter ended November 30, 1994                $ 7.500         $ 5.875
   Second quarter ended February 28, 1995                 6.125           4.750
   Third quarter ended May 31, 1995                       6.375           5.125
   Fourth quarter ended August 31, 1995                   5.875           5.000

Fiscal 1996 --
   First quarter ended November 30, 1995                $ 5.500         $ 4.125
   Second quarter ended February 29, 1996                 5.500           4.125
   Third quarter ended May 31, 1996                       4.625           3.875
   Fourth quarter ended August 31, 1996                   4.750           4.000


     According to the Company's transfer agent, on November 19, 1996, there were 2,402 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facility prohibits the payment of cash dividends.


Recent Sales of Unregistered Securities

     The Company did not sell any unregistered securities during the fourth quarter of fiscal 1996.

ITEM 6.   SELECTED FINANCIAL DATA

     The Selected Financial Data below includes the accounts of all companies acquired through August 31, 1996. These companies, all of which were acquired in transactions accounted for as purchases during the past five years, are included from their respective dates of acquisition. For all periods presented, the selected financial data reflects the Company's former glass recycling operations as a discontinued operation.

     The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                     For the Years Ended August 31,
                                                  --------------------------------------------------------------------
                                                    1996           1995          1994            1993           1992
                                                  --------       --------      --------        --------       --------
                                                              (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues                                          $382,165       $344,245      $286,861        $243,591       $182,214
Cost of operations                                 286,412        254,596       204,492         173,844        125,886
                                                  --------       --------      --------        --------       --------

Gross profit                                        95,753         89,649        82,369          69,747         56,328

Write-downs of operating equipment                      --          6,908            --              --             --
Selling, general and administrative expenses        77,011         72,976        59,020          53,033         40,408
Interest expense                                    (9,581)        (8,785)       (5,617)         (4,798)        (3,984)
Interest income and other income (expense),
  net                                                3,401         (3,097)         (818)          1,250            276
                                                  --------       --------      --------        --------       --------

Income (loss) from continuing operations
  before income tax provision and minority
  interest                                          12,562         (2,117)       16,914          13,166         12,212

Income tax provision                                (6,030)        (2,170)       (6,725)         (5,465)        (4,885)

Minority interest                                       82            408           407              --             --
                                                  --------       --------      --------        --------       --------

Income (loss) from continuing operations             6,614         (3,879)       10,596           7,701          7,327

Discontinued Operations
  Income from discontinued operations, net of
    applicable income taxes                             --          2,773         2,501           2,464          4,218
  Gain  on sale of glass recycling operations,
    net of applicable income taxes                   3,764             --            --              --             --
                                                  --------       --------      --------        --------       --------
Net income (loss)                                 $ 10,378       $ (1,106)     $ 13,097        $ 10,165       $ 11,545
                                                  ========       ========      ========        ========       ========
Net income (loss) per common share
     Continuing operations                        $    .17       $   (.10)     $    .29        $    .21       $    .21
     Discontinued operations                           .10            .07           .07             .07            .12
                                                  --------       --------      --------        --------       --------
Net income (loss) per common share                $    .27       $   (.03)     $    .36        $    .28       $    .33
                                                  ========       ========      ========        ========       ========

Weighted average common shares outstanding          39,055         38,805        36,852          36,307         35,330
                                                  ========       ========      ========        ========       ========
BALANCE SHEET DATA:

Working capital                                   $ 18,742       $ 26,925      $ 25,579        $ 12,233       $ 14,692

Property and equipment, net                        128,973        131,098       108,956          89,730         71,707

Total assets                                       337,187        372,233       309,263         259,965        196,001

Long-term obligations                              132,467        172,948       134,630         101,041         72,865

Shareholders' equity                               130,946        128,291       121,218         105,196         90,038

Cash dividends declared per common share                --             --            --              --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For all periods presented, "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the Company's former glass recycling operations as a discontinued operation. For information regarding acquisitions and divestitures made by the Company, refer to Notes 2 and 3, respectively, of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash provided by operating activities was $33.0 million and $38.1 million during fiscal 1996 and 1995, respectively. In fiscal 1996, net income was $10.4 million, which included $31.5 million in depreciation and amortization, a gain of $3.8 million from the sale of the Company's glass recycling operations and $1.1 million in gain on sales of property and equipment. The Company reduced accounts receivable which provided $4.5 million of cash. The Company achieved this reduction in accounts receivable by lowering the Company's days sales outstanding through increased collection efforts. The Company also reduced capital spending in fiscal 1996, resulting in a decrease in accounts payable of $9.6 million.

     Net working capital was $18.7 million at August 31, 1996, which was down from $26.9 million at August 31, 1995. This decrease was primarily due to both the previously discussed reduction in accounts receivable and increased current income tax liability due to the Company's higher net income in fiscal 1996.
The Company's current ratio was 1.3 to 1 at August 31, 1996, which was down slightly from 1.4 to 1 the prior year. The Company had uninvested cash of $2.4 million at August 31, 1996, which was significantly lower than the $4.0 million of uninvested cash held by the Company at the end of fiscal 1995.

     INVESTING ACTIVITIES. The Company generated cash of $12.0 million from its investing activities in fiscal 1996, compared with using $68.4 million in fiscal 1995. On September 1, 1995, the Company sold its glass recycling operations for consideration (as adjusted) consisting of: cash of $41.5 million, $8.0 million of redeemable preferred stock and a $6.6 million subordinated note receivable. The Company used the proceeds received in this transaction to reduce outstanding debt. In fiscal 1995, the $68.4 million used in investing activities was primarily attributable to capital expenditures of $47.2 million and cash payments of $19.3 million, net of cash acquired, for the acquisition of businesses.

     During fiscal 1996, the Company purchased four businesses for $2.1 million in cash, net of cash acquired, and promissory notes of $0.2 million. The Company acquired 13 companies during fiscal 1995, which required $19.3 million in cash, net of cash acquired, and debt of $6.4 million. Also, the Company spent $3.0 million to purchase investments in fiscal 1996. The Company paid $2.6 million of this $3.0 million to acquire a 10% interest in The Safe Seal Company, Inc., which specializes in valve repair and leak sealing.

     Capital expenditures during fiscal 1996 and fiscal 1995 were $27.5 million and $47.2 million, respectively. The Company made capital expenditures in the current year predominately to purchase operating equipment for expansion of existing service lines and to replace older equipment. The Company was able to reduce its capital spending in fiscal 1996 primarily due to increased monitoring of equipment usage, transfers of underutilized owned equipment from lower volume, lower margin locations to higher margin, higher volume locations and the use of short-term equipment rentals. Also, the Company constructed a new container services facility at a total cost of $3.7 million in fiscal 1995, contributing to higher capital spending for fiscal 1995. Expenditures for fiscal 1997 are anticipated to be approximately $25.0 million. The Company's fiscal 1997 capital expenditure program will be funded from a combination of cash flows from operating activities and through the utilization of the Company's revolving credit facility.

     FINANCING ACTIVITIES. In fiscal 1996, the Company used cash of $46.3 million in financing activities, compared with cash of $31.4 million provided during 1995. The Company's total short-term and long-term debt decreased significantly by $37.8 million to $128.1 million at August 31, 1996 from $165.9 million at August 31, 1995. Included in the aforementioned long-term debt, the Company's revolving credit facility decreased by $32.3 million to $87.8 million at August 31, 1996 from $120.1 million at the end of fiscal 1995. This decrease enabled the Company to considerably reduce long-term debt as a percentage of capitalization to 48% at August 31, 1996 from 56% at August 31, 1995. This was a significant decrease considering the use of $9.2 million to repurchase shares of the Company's Common Stock. During the year ended August 31, 1996, the Company also repurchased $1.1 million of its convertible subordinated debentures at 85% of their face value and paid $4.6 million on other long-term borrowings that were predominantly associated with business acquisitions from previous years.

     In July 1995, the Board of Directors authorized the Company to repurchase, over a two year period, up to 5,000,000 shares of the Company's Common Stock, either on the open market or in privately negotiated transactions.

During the year ended August 31, 1996, the Company spent $9.2 million to repurchase 2,075,900 shares of its Common Stock at an average cost of $4.44 per share. Subsequent to August 31, 1996, the Company has repurchased 1,029,400 additional shares of its Common Stock at an average cost of $4.67 per share. Future repurchases of the Company's Common Stock will be dependent upon prevailing market conditions and other investment opportunities. Also, the Company received $0.7 million in proceeds from issuance of shares of Common Stock, predominantly from the exercise of options to purchase 164,600 shares of Common Stock under the Company's Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan.

     The Company's credit facility consists of a revolving credit agreement with a group of banks. This agreement, as last amended in August 1996, provides an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. Available borrowing capacity under this agreement was $39.0 million at November 15, 1996. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement. The Company anticipates that its credit facilities are adequate to fund its financing needs.

     Management believes it has adequate capital resources available from internally generated funds, treasury shares and from the short-term and long-term capital markets to meet anticipated working capital needs, planned capital expenditures and to take advantage of new opportunities requiring capital.

RESULTS OF OPERATIONS

     OVERVIEW. Allwaste, Inc. provides integrated industrial and environmental services and acts as an outsourcing provider of on-site facility processes and services, primarily in the United States, Canada and Mexico. With the completion of the sale of the Company's glass recycling operations in September 1995, the Company combined the prior industry segments of environmental services and container services into a single operation.

     Net income from continuing operations for fiscal 1996 was $6.6 million, compared with a net loss of $3.9 million in fiscal 1995 and net income of $10.6 million in fiscal 1994. Net income (loss) per common share from continuing operations was $.17, $(.10) and $.29 for fiscal 1996, 1995 and 1994, respectively.

     The following table identifies certain relationships with consolidated revenue as percentages:


                                                               FISCAL YEAR
                                                   ----------------------------------
                                                    1996           1995         1994
                                                   ------         ------       ------
Revenue                                             100%           100%         100%

Costs and Expenses:

  Cost of operations                              (74.9)         (74.0)       (71.3)
                                                  -----          -----        -----

  Gross profit                                     25.1           26.0         28.7

  Write-downs of operating equipment                --            (2.0)         --

  Selling, general and administrative
    expenses                                      (20.2)         (21.2)       (20.5)

  Interest expense                                 (2.5)          (2.5)        (2.0)

  Interest income and other income
    (expense), net                                  0.9           (0.9)        (0.3)
                                                  -----          -----        -----
Income (loss) from continuing
  operations before income tax
  provision and minority interest                   3.3           (0.6)         5.9

Income taxes                                       (1.6)          (0.6)        (2.3)

Minority interest                                   0.0            0.1          0.1
                                                  -----          -----        -----
Net income (loss) from continuing
  operations                                        1.7%          (1.1%)        3.7%
                                                  =====          =====        =====

     1996 COMPARED WITH 1995. The Company's revenues for fiscal 1996 increased to $382.2 million, compared with $344.2 million in fiscal 1995. Revenue growth from acquisitions accounted for $22.3 million or 59% of this growth. Almost half of this acquisition growth was attributable to a sewer restoration company acquired in May 1995. The Company had internally generated revenue growth of $15.7 million during fiscal 1996, which was primarily attributable to the Company's excavation/remediation company located in Birmingham, Alabama. This operation, the Company's largest, benefited from a significant increase in pulp and paper and quarry work in fiscal 1996. Increased demand for the Company's services by the offshore oil and gas exploration industry in the Gulf of Mexico area also contributed to this internal revenue growth. Revenue growth was also strong in the Company's facilities that serve the United States and Canadian automobile industry. These increases in revenue were partly offset by the decreases in revenue generated by the Company's facilities that service the Pacific coast refining industries and by the Company's transportation services.

     Gross operating profit increased to $95.8 million in fiscal 1996 from $89.6 million in fiscal 1995. Gross operating profit as a percentage of gross revenues decreased in fiscal 1996 to 25% from 26% in fiscal 1995. This decrease was primarily attributable to a general softness in the market for the Company's container cleaning and repair services and to the higher volume of lower margin subcontract work, which was predominately attributable to the Company's excavation and site remediation operations.

     Selling, general and administrative ("SG&A") expenses decreased, as a percentage of revenues, to 20% in fiscal 1996, from 21% in fiscal 1995, while SG&A expenditures increased by $4.0 million to $77.0 million. Incremental SG&A expense of $5.3 million relates to acquisitions of businesses and start-up operations subsequent to 1994. SG&A relating to existing locations decreased $2.6 million. The Company adopted a cost reduction initiative in the first half of fiscal 1996. This plan focused on the improvement of profitability, the creation of shareholder value and enhanced efforts to provide more cost-effective, value-added services to the Company's large industrial customer base. Elements of the plan included a work force reduction of approximately 170 employees nationwide, a consolidation of 11 field offices and the realignment of certain management functions. In conjunction with this plan, the Company recorded a restructuring charge of $1.3 million which was related to employee severance costs, outplacement assistance, office consolidation and other related costs.

     Interest expense increased $0.8 million to $9.6 million in fiscal 1996 compared with $8.8 million in fiscal 1995 as a result of higher debt levels in the first half of fiscal 1996.

     Interest income and other income (expense), net was $3.4 million in fiscal 1996 compared to ($3.1) million in fiscal 1995. The income was primarily related to interest and dividends of $1.3 million earned on the subordinated note receivable and preferred stock acquired in the sale of the Company's glass recycling operations. Also, the Company recognized income from gain on sales of property and equipment and dividends earned on the investment in The Safe Seal Company, Inc.

     The Company's effective income tax rate for the year ended August 31, 1996 was 48%. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.

     1995 COMPARED WITH 1994. Revenues for fiscal 1995 increased 20% to $344.2 million, compared with $286.9 million in fiscal 1994, and approximately 57% of this revenue growth was internally generated. This internally generated growth of $32.6 million was primarily attributable to higher levels of service work provided to the refining and petrochemical industries in the Southeastern United States and to increased activity in the oil and gas exploration and production industry in the Gulf of Mexico which was partially offset by decreased activity in the refining industry in the Pacific coast region. This growth also reflected increased market penetration of the Louisiana pulp and paper industry, a significant public works contract in Alabama and increased wastewater pretreatment revenue. Revenue growth from acquisitions of $24.8 million in fiscal 1995 resulted from the companies acquired during fiscal 1994 and 1995.

     Gross profit, as a percentage of revenues, decreased by 3% to 26% of revenues in fiscal 1995 compared with 29% in fiscal 1994. This decrease was due to higher volumes of lower-margin subcontract and disposal revenues and a significant loss on a governmental transportation project. Lower volumes and lower prices in the Pacific coast refinery market and the nonrecurrence of high margin spill response work resulting from the severe earthquake in southern California in January 1994 also adversely affected gross margins.

     During fiscal 1995, the Company recorded write-downs in recognition of the permanent impairment of certain operating assets totaling $6.9 million. The affected assets included certain operating equipment in Mexico and California, a wastewater pretreatment facility, equipment relating to two small businesses which were exited and various owned facilities.

     The Company's SG&A expenses, as a percentage of revenue, remained constant at 21% of gross revenues for fiscal years 1995 and 1994. SG&A expenses increased 24% to $73.0 million in fiscal 1995 from $59.0 million in fiscal 1994. Approximately 30% of this increase was attributable to incremental expenses relating to acquisitions completed subsequent to fiscal 1993. A significant part of the remaining increase is attributable to higher bad debt expenses, the write-off of unrealizable organizational costs relating to a realignment of the Company's Mexico joint ventures and higher legal and professional fees. The Company also increased its staffing during this time period to support its sales, safety and compliance programs and to maintain strong financial systems and controls. These increases in SG&A were partially offset by lower costs relating to the Company's management incentive compensation plans.

     Interest expense increased $3.2 million from fiscal 1994 to fiscal 1995. The primary reason for the increase was higher average debt levels at higher average interest rates which were required to fund the previously discussed acquisitions and capital expenditures in fiscal 1995.

     Interest income and other income (expense), net in fiscal 1995 is primarily attributable to $1.0 million in allowances provided for a note receivable and the write-off of the Company's remaining investment of $2.0 million in previously-owned businesses. Also, the Company settled a lawsuit for $0.6 million related to its previously discontinued asbestos abatement business.

     The Company's effective tax rate was 40% for the year ended August 31, 1994. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effects of nondeductible amortization of goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate. In fiscal 1995, the Company recorded a tax provision of $2.2 million despite a pretax loss of $2.1 million. The provision was attributable to the nondeductibility of the above mentioned items, nondeductible meals and entertainment expenses and valuation allowances relating to the Company's Mexico joint ventures.


FLUCTUATIONS IN RESULTS OF OPERATIONS.

     Certain customers have varying levels of demand for the Company's services based on the time of the year. Most of the Company's service lines tend to be slowest in the winter months (the Company's second quarter). Services provided to electric utility customers are typically performed in the fall and spring when demand for electricity is reduced and maintenance work can be performed more efficiently. Likewise, services provided to refining and petrochemical customers tend to be greater in the fall and spring when most planned turnarounds at customer plants occur. See also Note 15 of Notes to Consolidated Financial Statements for quarterly financial data. In addition, the Company's acquisition program can affect not only future results and rates of growth but also previously reported results because of restatements if acquisitions are accounted for as poolings-of-interests.

     The impact of inflation on the Company has been minimal.


ENVIRONMENTAL PROCEEDINGS

     In November 1996, the West Virginia Department of Environmental Protection (the "West Virginia DEP") issued a draft consent order against one of the Company's subsidiaries, which order seeks to impose an aggregate of approximately $229,000 in fines against the Company relating to a transportation-related spill in West Virginia in November 1995. The Company voluntarily remediated this spill in December 1995. The draft consent order alleges that in remediating the spill, the Company did not comply with certain technical West Virginia DEP remediation regulations relating to recordkeeping and generator requirements. The Company believes that the West Virginia DEP remediation regulations cited by the West Virginia DEP as the basis of this draft consent order are not relevant in the context of an emergency spill response. Therefore, the Company believes that it may be able to successfully negotiate the imposition by the West Virginia DEP of significantly lower penalties in the final consent order. The Company is actively negotiating the draft consent order with the West Virginia DEP and does not believe that the final consent order will have a material adverse effect on the Company's results of operations or financial position.

NEW FINANCIAL ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for years beginning after December 15, 1995 (fiscal 1997 for the Company). This statement established criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The Company will adopt SFAS No. 121 in the first quarter of fiscal year 1997; however, management does not expect that the adoption will have a material effect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995 (fiscal 1997 for the Company). This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options and similar equity instruments in accordance with APB Opinion No. 25. The pro forma effect for fiscal 1996 has not yet been determined.


OUTLOOK FOR 1997

     The Company has clearly defined the industrial customer as the focus of its business strategy. The Company's fiscal 1996 sale of its glass recycling operations has allowed it to narrow its focus on providing services to the industrial customer and provide additional capital for expansion of this core business and developing opportunities independently or through partnering arrangements in the areas of water and wastewater management, energy services, contract labor services and, through its investment in The Safe Seal Company, Inc., leak sealing and valve restoration services. The Company will continue to evaluate its complement of services offered and allocate capital accordingly.

     While the Company has historically focused on achieving growth through acquisitions, the Company has, in recent years, shifted its focus to emphasize increased internal growth. The Company has focused on realizing increased internal growth primarily by developing new outsourcing and co-sourcing opportunities with its customers and expanding the number of service lines offered to customers by each of its operating locations, providing solution-oriented and preventive services that focus on improving customer efficiency and profitability, transferring technology and knowledge among the Company's various operating locations, implementing national marketing programs that target major industries served by the Company, introducing services in new geographic areas and developing services that address environmental concerns associated with new products. The Company's ALLIES(R) program stresses collaboration between the Company and its customers by focusing on creating flexible and innovative solutions to a customer's problems and emphasizing the Company's services as an economically-efficient outsourcing alternative that can maximize a customer's competitive role in the emerging global market. In recognition of the new outsourcing and co-sourcing opportunities with its customers identified through this program, the Company created AllQuest Enterprises, Inc. ("AllQuest Enterprises"). AllQuest Enterprises enables the Company to expand the bundle of available service lines offered to its customers by its operating locations and to create new outsourcing and co-sourcing opportunities with its customers. AllQuest Enterprises is comprised of the following early-stage start-up companies: AllQuest Water Resources, Inc.; AllQuest Technologies, Inc.; AllQuest Pipeline Services, Inc.; AllQuest Energy Services, Inc.; Allies Staffing, Inc.; and AllQuest Capital, Inc.

     The Company is also focusing on cost control and gross margin expansion through fiscal 1997. The Company intends to implement selected price increases when market conditions permit and as a by-product of value-added selling efforts. The Company anticipates savings resulting from the restructuring in fiscal 1996 and ongoing cost-reduction initiatives to positively affect its results of operations in fiscal 1997.

     A significant amount of the Company's revenues from its services are generated on an as needed basis or from irregularly scheduled customer turnarounds and outages. The Company is also affected by business cycles experienced by its industrial customer bases and by changes in environmental laws and regulations or by changes in the interpretation or enforcement of such laws and regulations. The Company's customers have a significant capacity in the short-term to defer industrial cleaning, maintenance and disposal services. Deferrals can occur either due to a reduction in maintenance or capital funds, customer budget restraints or, conversely, increased demand for a customer's products that make it impractical to perform cleaning and maintenance on anticipated schedules. These factors make it difficult to predict, from year to year, the demand for the Company's services.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain sections of this Report, specifically the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 relating to management's current expectations regarding the future results of operations or financial condition of the Company. These forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "believe," "anticipate," "should," or comparable terms or the negative thereof. These statements are based solely on data currently available, which data is subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. These statements involve risks and uncertainties that could cause the actual results to differ materially from those described in the statements. In addition to the risks and uncertainties specifically described in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook for Fiscal 1997," these forward-looking statements may also be affected by the following risks and uncertainties: the effect of economic and market conditions; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretation and determination in connection with legal and environmental proceedings; and the impact of current, pending or future legislation or regulations (collectively, the "Cautionary Statements"). Although the Company believes that the expectations reflected in any forward-looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements contained herein.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Allwaste, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Allwaste, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1996 and 1995, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended August 31, 1996. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Allwaste, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP




Houston, Texas
November 15, 1996

                        ALLWASTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                     August 31,
                                                                               ----------------------
                                                                                 1996         1995
                                                                               ---------    ---------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   2,436    $   4,029
   Receivables, net of allowance for doubtful accounts                            75,114       80,065
   Prepaid expenses                                                                3,796        3,609
   Deferred taxes and other current assets                                        11,170       10,216
                                                                               ---------    ---------

         Total current assets                                                     92,516       97,919
                                                                               ---------    ---------

INVESTMENTS                                                                       11,030           --

PROPERTY AND EQUIPMENT, at cost                                                  248,280      230,291
   Less -- Accumulated depreciation                                             (119,307)     (99,193)
                                                                               ---------    ---------
                                                                                 128,973      131,098
                                                                               ---------    ---------

GOODWILL, net of accumulated amortization                                         88,032       88,122
NOTES RECEIVABLE                                                                  13,517        4,893
OTHER ASSETS                                                                       3,119        4,050
NET ASSETS OF DISCONTINUED OPERATIONS                                                 --       46,151
                                                                               ---------    ---------

         Total assets                                                          $ 337,187    $ 372,233
                                                                               =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  19,250    $  28,737
  Accrued liabilities:
    Payroll and related benefits                                                   9,911        8,282
    Workers' compensation insurance                                               14,751       11,686
    Other insurance                                                                6,381        5,550
    Income taxes and other current liabilities                                    17,232       13,368
  Current maturities of long-term and convertible subordinated debt                6,249        3,371
                                                                               ---------    ---------

         Total current liabilities                                                73,774       70,994
                                                                               ---------    ---------

LONG-TERM DEBT, net of current maturities                                         87,971      120,535

CONVERTIBLE SUBORDINATED DEBT, net of current maturities                          33,924       41,972

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                       10,572       10,441

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, 500,000 shares authorized, none issued or outstanding             --           --
   Common Stock,  $.01 par value,  100,000,000 shares authorized,
      39,799,029 and 39,609,429 shares issued in 1996 and 1995, respectively         398          396
   Additional paid-in capital                                                     55,699       54,958
   Retained earnings                                                              84,163       73,999
                                                                               ---------    ---------
                                                                                 140,260      129,353
   Less:
     Treasury Stock, at cost, 1,945,805 and 250,000 shares in 1996
        and 1995, respectively                                                    (8,561)      (1,062)
     Unearned compensation related to outstanding restricted Common Stock           (753)          --
                                                                               ---------    ---------

         Total shareholders' equity                                              130,946      128,291
                                                                               ---------    ---------

         Total liabilities and shareholders' equity                            $ 337,187    $ 372,233
                                                                               =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  For the Years Ended August 31,
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                ---------    ---------    ---------
REVENUES                                                        $ 382,165    $ 344,245    $ 286,861

COST OF OPERATIONS                                                286,412      254,596      204,492
                                                                ---------    ---------    ---------

     Gross profit                                                  95,753       89,649       82,369

WRITE-DOWNS OF OPERATING EQUIPMENT                                     --        6,908           --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       77,011       72,976       59,020

INTEREST EXPENSE                                                   (9,581)      (8,785)      (5,617)
INTEREST INCOME                                                     1,041          402          484
OTHER INCOME (EXPENSE), net                                         2,360       (3,499)      (1,302)
                                                                ---------    ---------    ---------

     Income (loss) from continuing operations before
       income tax provision and minority interest                  12,562       (2,117)      16,914

INCOME TAX PROVISION                                               (6,030)      (2,170)      (6,725)
MINORITY INTEREST, net of taxes                                        82          408          407
                                                                ---------    ---------    ---------

     Income (loss) from continuing operations                       6,614       (3,879)      10,596

     Discontinued Operations
       Income from discontinued operations, net of applicable
          income taxes                                                 --        2,773        2,501
       Gain on sale of glass recycling operations, net of
          applicable income taxes                                   3,764           --           --
                                                                ---------    ---------    ---------

          Net income (loss)                                     $  10,378    $  (1,106)   $  13,097
                                                                =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                      $     .17    $    (.10)   $     .29
     Discontinued operations                                          .10          .07          .07
                                                                ---------    ---------    ---------
          Net income (loss) per common share                    $     .27    $    (.03)   $     .36
                                                                =========    =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                           Common Stock
                                         ------------------
                                         Number               Additional                                             Share-
                                           of                  Paid-In     Retained     Treasury      Unearned       holders'
                                         Shares    Amount      Capital     Earnings       Stock     Compensation     Equity
                                         ------   ---------   ----------   ---------    ---------   ------------    ---------
BALANCE, AUGUST 31, 1993                 36,740   $     367   $  43,097    $  61,732    $      --    $      --    $ 105,196
Net income                                   --          --          --       13,097           --           --       13,097
Issuance of Common Stock for
     purchased businesses                   934           9       4,093           --           --           --        4,102
Issuance of Common Stock
     pursuant to stock option plans
     and related tax benefits                67          --         292           --           --           --          292
Treasury Stock acquired in lawsuit
     settlement                              --          --          --           --       (1,062)          --       (1,062)
Change in cumulative
     translation adjustment                  --          --          --         (407)          --           --         (407)
                                         ------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCE, AUGUST 31, 1994                 37,741         376      47,482       74,422       (1,062)          --      121,218
Net loss                                     --          --          --       (1,106)          --           --       (1,106)
Issuance of Common Stock for
     acquired businesses                  1,432          15       5,079          810           --           --        5,904
Issuance of Common Stock
     pursuant to stock option plans
     and related tax benefits               436           5       2,397           --           --           --        2,402
Change in cumulative
     translation adjustment                  --          --          --         (127)          --           --         (127)
                                         ------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCE, AUGUST 31, 1995                 39,609         396      54,958       73,999       (1,062)          --      128,291
Net income                                   --          --          --       10,378           --           --       10,378
Issuance of Common Stock for
    previously acquired business             25          --         128           --           --           --          128
Issuance of Common Stock
     pursuant to stock option plans
     and related tax benefits               165           2         638           --           --           --          640
Issuance of treasury shares                  --          --         (25)          --        1,714         (925)         764
Compensation expense                         --          --          --           --           --          172          172
Purchase of Treasury Stock                   --          --          --           --       (9,213)          --       (9,213)
Change in cumulative
     translation adjustment                  --          --          --         (214)          --           --         (214)
                                         ------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, AUGUST 31, 1996                 39,799   $     398   $  55,699    $  84,163    $  (8,561)   $    (753)   $ 130,946
                                         ======   =========   =========    =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             For the Years Ended August 31,
                                                                            --------------------------------
                                                                              1996        1995        1994
                                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                      $ 10,378    $ (1,106)   $ 13,097

     Reconciliation of net income (loss) to cash provided by operating activities:
          Depreciation                                                        28,639      25,715      20,635
          Amortization                                                         2,909       2,611       2,824
          Write-downs of operating equipment                                      --       6,908          --
          Gain on sale of glass recycling operations, net of taxes            (3,764)         --          --
          Allowances on notes receivable                                          --       1,000         790
          Write-downs of investments                                              --       1,950         950
          Amortization of unearned compensation - restricted stock               172          --          --
          Gain on purchases of convertible subordinated debentures              (153)         --          --
          Gain on sales of property and equipment                             (1,081)       (777)       (146)
          Equity in losses of unconsolidated partnership                          --          --       2,805
          Gain on sale of Common Stock investment                                 --          --      (2,688)
          Common Stock received in lawsuit settlement                             --          --      (1,062)
          Change in assets and liabilities, net of effect of acquisitions accounted for as purchases:
                     Receivables                                               4,545     (10,787)     (9,412)
                     Prepaid expenses, deferred taxes
                          and other current assets                              (112)     (2,309)     (2,556)
                     Notes receivable and other assets                        (1,602)        722      (3,310)
                     Accounts payable                                         (9,556)      8,278         (13)
                     Accrued liabilities                                       2,187       7,170      (2,067)
                     Deferred income taxes and other liabilities                 366      (1,259)      1,521
                                                                            --------    --------    --------

               Cash provided by operating activities                          32,928      38,116      21,368
                                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of glass recycling operations                         41,500          --          --
     Additions to property and equipment                                     (27,541)    (47,193)    (34,145)
     Proceeds from sales of property and equipment                             3,249       2,394       2,112
     Purchase of investments                                                  (3,030)         --          --
     Payments for acquisitions accounted for as purchases, net
          of cash acquired of $123, $1,337 and $241                           (2,145)    (19,320)     (7,468)
     Proceeds from sale of investment in marketable security                      --          --       2,982
     Cash used in discontinued operations                                         --      (4,233)     (7,013)
                                                                            --------    --------    --------

               Cash provided by (used in) investing activities                12,033     (68,352)    (43,532)
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of Common Stock                                     665       2,279         292
     Net increase (decrease) in revolving credit facility                    (32,309)     35,670      32,910
     Net decrease in other long term borrowings                               (4,575)     (6,577)    (10,469)
     Purchases of convertible subordinated debentures                           (908)         --          --
     Purchases of Treasury Stock                                              (9,213)         --          --
                                                                            --------    --------    --------

               Cash provided by (used in) financing activities               (46,340)     31,372      22,733
                                                                            --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES                                                 (214)       (127)       (407)
                                                                            --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,593)      1,009         162
CASH AND CASH EQUIVALENTS, beginning of year                                   4,029       3,020       2,858
                                                                            --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year                                      $  2,436    $  4,029    $  3,020
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

                        ALLWASTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

     Description of business

     Allwaste, Inc. ("Allwaste" or the "Company") provides integrated industrial and environmental services and acts as an outsourcing provider of on-site facility processes and services, primarily in the United States, Canada and Mexico. The Company, through its operating subsidiaries and affiliates, provides to its industrial and commercial customers a range of industrial and environmental services, including: on-site industrial and waste management services (including hydroblasting and gritblasting and air-moving and liquid vacuuming); waste transportation and processing; wastewater services; site remediation; maintenance services; turnaround and outage services; container cleaning and repair services; emergency spill response services; and other general plant support services.

     Principles of consolidation and basis of presentation

     The Consolidated Financial Statements include the accounts of Allwaste, Inc. and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For all periods presented, the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the Company's glass recycling operations as a discontinued operation, as discussed in Note 3. Additionally, certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

     Revenue recognition

     Revenues are recorded as services are performed. Revenues derived from services provided under fixed-price contracts are recognized on a percentage-of-completion basis, using the cost-to-cost method. If it is determined that a contract may result in a loss, a provision for the loss is accrued at that time.

     Property and equipment

     Property and equipment are carried at cost and depreciated over the estimated useful life of the asset using the straight-line method. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

     Interest paid in connection with the construction of major facilities and equipment is capitalized. The capitalized interest is recorded as a part of the related asset and is depreciated over the asset's estimated useful life. Capitalized interest related primarily to expansions and improvements at container service facilities was $0.1 million, $0.3 million and $0.1 million for the years ended August 31, 1996, 1995 and 1994, respectively.

     Goodwill

     Goodwill represents the excess of the aggregate purchase price over the net tangible and identifiable intangible assets of acquired businesses accounted for under the purchase method of accounting and is amortized on a straight-line basis over a period of 40 years. Subsequent to purchase, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.
When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the acquired business' undiscounted future cash flows compared to the carrying value of goodwill to determine whether goodwill is deemed to be impaired. Management believes there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of the Company's recorded goodwill. Accumulated amortization of goodwill as of August 31, 1996 and 1995 was $9.1 million and $6.6 million, respectively.

     Income taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS No. 109, the Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.

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

     Minority interest

     The Company owns an aggregate 60% joint venture interest in each of two companies in Mexico, and a Mexican company owns the remaining 40% interest in each entity. One of the companies performs various industrial services, including site remediation and aboveground storage tank cleaning services. The primary operations of the other company are underground storage tank testing services.

     For financial reporting purposes, the joint ventures' assets and liabilities are consolidated with those of the Company. The Mexican company's minority interests, $0.5 million and $0.4 million at August 31, 1996 and 1995, respectively, are included in the Company's Consolidated Balance Sheets in deferred income taxes and other liabilities. The joint venture experienced pre-tax losses of $0.3 million, $1.2 million and $0.9 million in fiscal 1996, 1995 and 1994, respectively.

     Per share amounts

     Per share amounts are calculated based on the weighted average number of common and common equivalent shares outstanding for each year (see Note 13).

     Foreign currency translation

     The Company's Canadian and Mexican subsidiaries maintain their books and records in Canadian dollars and Mexican pesos, respectively. Assets and liabilities of these operations are translated into United States ("U.S.") dollars at the exchange rate in effect at the end of each accounting period; and, income and expense accounts are translated at the average exchange rate prevailing during the respective period. Gains and losses resulting from such translation are included in retained earnings. Gains and losses from transactions in foreign currencies are credited or charged to operations currently and are not material.

     Investment activity

     In September 1995, the Company sold its glass recycling operations to Strategic Holdings, Inc. ("SHI"), a company formed by Equus II Incorporated ("Equus"). As partial consideration for the sale, the Company received $8.0 million of redeemable Series A preferred stock. The stock is redeemable by SHI beginning in 2002. This investment is recorded using the cost method and is included in investments in the accompanying Consolidated Balance Sheets (See
Note 3).

     In October 1995, the Company acquired a 10% interest in The Safe Seal Company, Inc. ("Safe Seal") which specializes in valve repair and leak sealing. This $2.6 million investment consists of 20,000 shares of redeemable Class A preferred stock, 422,000 shares of common stock and warrants to purchase common shares and is recorded using the cost method.

     For most of fiscal 1994, the Company owned a 40% interest in a wastewater pretreatment facility and recorded such investment using the equity method of accounting. Prior to increasing its ownership interest in late fiscal 1994 to 100%, the Company's equity in losses of this partnership was $1.8 million for the year ended August 31, 1994 and were included in other income (expense), net in the accompanying Consolidated Statements of Operations. Additionally, in fiscal 1994, the Company recorded $1.0 million in losses relating to its investment in this facility which is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations.

     The Company acquired 181,000 shares of Sanifill, Inc. ("Sanifill"), a publicly traded corporation involved in the collection and disposal of solid waste, pursuant to a private offering in 1989 at an average cost of $1.62 per share. In November 1993, the Company sold all of its shares of Sanifill. The sale resulted in a pretax gain for fiscal year 1994 of $2.7 million which is reflected in other income (expense), net in the accompanying Consolidated Statements of Operations.

     Fiscal 1995 special charges

     During fiscal 1995, the Company recorded special charges of $11.9 million. Such charges include $6.9 million of charges classified as write-downs of operating equipment in the accompanying Consolidated Statements of Operations. These write-downs related to the permanent impairment of certain operating equipment in Mexico and California, a wastewater pretreatment facility, equipment relating to two small businesses exited and various owned facilities held for sale. Included in SG&A expenses in the accompanying Consolidated Statements of Operations are $1.1 million of charges primarily representing the write-off of organizational expenses relating to the Mexico joint ventures.
The Consolidated Statements of Operations also reflect $0.6 million in interest expense relating to the write-off of previously unamortized loan costs in connection with the bank amendment to the revolving credit facility completed in August 1995. Other income (expenses), net in the accompanying Consolidated Statements of Operations reflects $3.6 million in charges relating to an allowance provided for a note receivable and the write-off of the Company's remaining investment in IAM/Environmental, Inc. ("IAM") and another previously-owned business, as well as the settlement of a lawsuit related to the previously discontinued asbestos abatement business. The write-off related to IAM of $2.0 million reduced the Company's carrying value in this investment to zero. Certain of the charges relating to the Mexico joint venture are partially offset by the minority interest effect of such charges.

     Cash flow reporting

     Highly liquid debt instruments with an original maturity of three months or less are considered to be cash equivalents. Cash payments for interest during the years ended August 31, 1996, 1995 and 1994 were $9.6 million, $10.0 million and $6.3 million, respectively, and cash payments for income taxes during the years ended August 31, 1996, 1995 and 1994 were $4.9 million, $4.5 million and $8.4 million, respectively.

     New financial accounting standards

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for years beginning after December 15, 1995 (fiscal 1997 for the Company). This statement established criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The Company will adopt SFAS No. 121 in the first quarter of fiscal year 1997; however, management does not expect that the adoption will have a material effect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995 (fiscal 1997 for the Company). This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options and similar equity instruments in accordance with APB Opinion No. 25. The pro forma effect for fiscal 1996 has not yet been determined.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates.


(2)  ACQUISITIONS --

     Under the purchase method of accounting, the results of acquired businesses are included with the Company's results from their respective acquisition dates. The following table summarizes the Company's business acquisitions accounted for under the purchase method (dollars in thousands):

                  Businesses         Cash and             Convertible           Shares of           Total
                   Purchased     Promissory Notes     Subordinated Notes      Common Stock      Consideration
                  ----------     ----------------     ------------------      ------------      -------------
Fiscal 1996            4              $  2,445             $      --                   --          $  2,445
Fiscal 1995           13                23,231                 4,985            1,426,096            36,766
Fiscal 1994            9                 7,875                   534              934,290            12,511

     The allocations of the purchase price to the fair market value of the net assets acquired in the fiscal 1996 acquisitions are based on preliminary estimates of fair market value and may be revised when additional information concerning asset and liability valuations is obtained.

     As an integral part of each of the above acquisitions, all former shareholders signed non-compete agreements and key management entered into agreements with the Company to continue managing these businesses.

     In connection with two acquisitions made prior to fiscal 1996, the Company agreed to make contingent payments to the former owners over periods up to five years based on formulas in the respective acquisition agreements. At the Company's option, these payments may be made in either cash or common stock of the Company. At August 31, 1996, the maximum aggregate amount of contingent payments was $3.2 million. In management's opinion, based on the current performance levels of the individual acquisitions involved, the ultimate settlement of these contingent payment obligations is likely to be substantially less than the $3.2 million maximum aggregate. Approximately $0.3 million in contingent payments were made during 1996. Amounts earned under the terms of these agreements are recorded as additional goodwill and amortized over the remaining amortization period.


(3) DISCONTINUED OPERATIONS --

    In September 1995, the Company sold its glass recycling operations to SHI, a company formed by Equus. In October 1996, the Company and Equus finalized an agreement with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of redeemable Series A preferred stock redeemable beginning in 2002, and a $6.6 million subordinated note receivable due in 2002. The redeemable Series A preferred stock dividend is $.065 per share for the period prior to September 1, 1996 and $.06 per share thereafter. The subordinated note receivable interest rate is 11% for the period prior to September 1, 1996 and 10.5% thereafter. The agreement also provided that all dividends and interest due prior to August 31, 1997 will not be paid when due, but "paid in kind" in the form of two 8.036% subordinated notes issued September 30, 1996 and June 30, 1997 in the amounts of $1.3 million and $0.9 million, respectively. Principal on these two notes will be due on November 30, 2002. At August 31, 1996, the Company had accrued $0.5 million for dividends and $0.8 million for interest which is reflected in other income (expense) in the accompanying Consolidated Statements of Operations. The Company also received warrants to purchase shares of SHI common stock, providing the Company the right to own up to approximately 33% of the outstanding stock of SHI. The Company may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional consideration, if any, is not presently determinable. The Company recorded a gain on the sale of its glass recycling operations of $3.8 million, net of estimated applicable income taxes of $1.6 million, in the first quarter of fiscal 1996. Revenues of the glass recycling operations, net of intercompany sales, were $70.0 million and $63.2 million for the fiscal years ended August 31, 1995 and 1994, respectively.

     The net assets of the glass recycling operations consisted of the following as of August 31, 1995 (in thousands):

          Net working capital                          $   7,726
          Property and equipment, net                     21,335
          Goodwill and other assets                       19,264
          Long-term debt                                     440
          Deferred income taxes and other                  1,734

     Income from discontinued operations in the Consolidated Statements of Operations is presented net of allocated interest expense of $1.6 million and $1.0 million and net of applicable income taxes of $1.8 million and $1.6 million for fiscal years 1995 and 1994, respectively. The interest was allocated based upon the net assets of the glass recycling operations in relation to the Company's consolidated net assets plus general corporate debt.

(4)  RECEIVABLES --

     Receivables included in current assets consisted of the following (in thousands):

                                                                              August 31,
                                                                       ------------------------
                                                                         1996             1995
                                                                       -------          -------
          Trade accounts                                               $76,378          $80,619
          Employees                                                        567              996
          Other                                                            489            2,133
                                                                       -------          -------
                                                                        77,434           83,748
          Less -- Allowance for doubtful accounts                       (2,320)          (3,683)
                                                                       -------          -------
                                                                       $75,114          $80,065
                                                                       =======          =======



     Notes receivable recorded as non-current assets consisted of the following (in thousands):

                                                                              August 31,
                                                                       ------------------------
                                                                         1996             1995
                                                                       -------          -------
          Notes receivable from employees                              $  2,702         $ 2,483
          Notes receivable from sale of discontinued
            asbestos abatement operation                                  2,888           2,888
          Notes receivable from sale of discontinued
            glass recycling operations:
               Subordinated note receivable                               6,610              --
               Accrued interest and dividends                             1,285              --
          Notes receivable from sale of other businesses                    350             790
          Other                                                             682             522
                                                                        -------         -------
                                                                         14,517           6,683
          Less -- Loss reserves                                          (1,000)         (1,790)
                                                                        -------         -------

                                                                        $13,517         $ 4,893
                                                                        =======         =======

(5)  PROPERTY AND EQUIPMENT--

     The principal categories and estimated useful lives of property and equipment were as follows (dollars in thousands):

                                                                             August 31,
                                                     Estimated       --------------------------
                                                    Useful Lives        1996            1995
                                                    ------------     ----------      ----------
          Land                                                       $    6,412      $    6,226
          Building and improvements                 10 - 30 years        34,421          28,127
          Service equipment and related vehicles     2 - 20 years       188,309         178,162
          Other                                      3 - 10 years        19,138          17,776
                                                                     ----------      ----------
                                                                        248,280         230,291
          Less:  accumulated depreciation                              (119,307)        (99,193)
                                                                     ----------      ----------
          Property and equipment, net                                $  128,973      $  131,098
                                                                     ==========      ==========

(6)  DEBT --

     Long-term debt

     Long-term debt consisted of the following (in thousands):

                                                                               August 31,
                                                                         ---------------------
                                                                          1996          1995
                                                                         -------      --------
          Revolving credit agreement                                     $87,770      $120,079
          Notes payable to individuals in connection with
            acquisitions of businesses (see Note 2), banks and
            financial institutions, weighted average interest
            rate of 8.4% at August 31, 1996, payable in
            various installments through 1999                                385         1,142
                                                                         -------      --------
                                                                          88,155       121,221
     Less -- Current maturities                                             (184)         (686)
                                                                         -------      --------

                                                                         $87,971      $120,535
                                                                         =======      ========

     Revolving credit agreement

     In December 1993, the Company entered into a revolving credit agreement with a group of banks. This agreement, as amended most recently in August 1996, provides an unsecured $160 million revolving credit line to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate (8 1/4% at August 31, 1996), adjusted Eurodollar Rate or the banks' reserve adjusted certificate of deposit rate (CD rate) plus 0% to 1.625% as determined by the calculation of the debt to cash flow ratio (as defined).
A commitment fee of .25% is payable on the unused portion of the line. Three of the banks participating in the revolving credit agreement have also extended to the Company uncommitted, short-term lines of credit with interest rates which may be more favorable to the Company than those available under the revolving credit agreement. As of August 31, 1996, the Company had $87.8 million outstanding under the revolving credit agreement and the uncommitted lines of credit and had utilized $30.1 million of the facility for letters of credit to secure certain insurance obligations and performance bonds. Under the terms of the agreement, the Company must maintain a minimum fixed charge coverage ratio (as defined) and certain other minimum financial ratios. Borrowing availability is subject to the Company meeting minimum leverage and other ratios. Management believes it is in compliance with all applicable covenants under the revolving credit agreement as of August 31, 1996. As of November 15, 1996, available borrowing capacity, as defined under the agreement, was $39.0 million. The credit agreement prohibits the payment of cash dividends.

     Maturities of long-term debt outstanding at August 31, 1996 are as follows (in thousands):

     For the year ending August 31 --

                                      1997                    $     184
                                      1998                          191
                                      1999                       10,982
                                      2000                       21,943
                                      2001                       21,943
                                      Thereafter                 32,912
                                                                -------

                                                                $88,155
                                                                =======

     In August 1996, the Company purchased a three year interest rate cap agreement of 7.0% on $30,000,000 from two of the banks which participate in the Company's revolving credit agreement. Quarterly payments under the agreement are based on the difference between a floating rate based on a three-month LIBOR and the cap rate. The cost was $0.3 million and is being amortized over the term of the agreement.

     Convertible subordinated debt

     Convertible Subordinated Debentures

     In June 1989, the Company completed a public offering of $30.0 million of 7.25% Convertible Subordinated Debentures due June 1, 2014 (the "Debentures"); net proceeds to the Company were $28.7 million. Direct offering costs related to the Debentures are included in other assets in the accompanying Consolidated Balance Sheets and are being amortized over the term of the Debentures. The Debentures are convertible by the holder, at any time, into shares of the Company's Common Stock at a price of $11.94 per share and are redeemable for cash at the option of the Company. The Debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the Debentures issued, commencing June 1, 1999. Interest is payable semi-annually, on June 1 and December 1. In fiscal 1996, the Company repurchased $1.1 million of these Debentures at 85% of face value. The related gain of $0.2 million was included in interest expense in the accompanying Consolidated Statements of Operations.

     In October 1994, the Company entered into an interest rate swap agreement through June 1997 to potentially lower the overall cost of borrowings. The agreement modified the $30.0 million of 7.25% fixed rate debt to LIBOR plus
 .24% debt, which was reset quarterly. On May 31, 1995, the Company terminated the agreement and is amortizing the $0.5 million received as a reduction of interest expense on a straight-line basis over the remaining term of the original swap.

     Convertible Subordinated Notes

     At August 31, 1996, the Company had outstanding $11.1 million of convertible subordinated notes to former owners of certain acquired businesses (the "Notes") which were issued as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly, at a weighted average rate of 6.2% and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $7.24 per share. The Notes are redeemable for cash or the Company's Common Stock at the option of the Company at any time after one year of issuance.

     Maturities of the Notes outstanding at August 31, 1996 are as follows (in thousands):

     For the year ending August 31 --

                                      1997                   $  6,065
                                      1998                      4,985
                                                             --------

                                                             $ 11,050
                                                             ========


(7)  INCOME TAXES --

     The Company and its U.S. subsidiaries file a consolidated federal income tax return. Acquired entities file appropriate tax returns through their respective acquisition dates (absent certain administrative elections) and, thereafter, are included in the Company's consolidated return. Foreign income taxes consist primarily of Canadian federal and provincial taxes attributable to the Company's Canadian subsidiaries.

     Foreign pretax book income (loss) net of certain intercompany interest expense and other items was $0.5 million (consisting of a Mexican loss of $0.2 million and Canadian income of $0.7 million,) ($0.4 million) and $1.2 million for the years ended August 31, 1996, 1995 and 1994, respectively.

     Federal, state and foreign income tax provisions (benefits) are as follows (in thousands):

                                           For the Years Ended August 31,
                                     -------------------------------------------
                                       1996            1995             1994
                                     --------        --------         -------
             Federal --
               Current               $  4,941        $  6,536         $ 1,327
               Deferred                   706          (6,260)          3,819
                                     --------          ------          ------
                                        5,647             276           5,146
                                     --------          ------          ------
             State --
               Current                  1,034           1,494             584
               Deferred                  (448)           (430)            179
                                     --------         -------          ------
                                          586           1,064             763
                                     --------          ------          ------

      Foreign --
        Current                         290         667             840
        Deferred                       (493)        163             (24)
                                     ------    --------         -------
                                       (203)        830             816
                                     ------    --------         -------

                                     $6,030    $  2,170         $ 6,725
                                     ======    ========         =======

     The differences in the income taxes provided and the amount determined by applying the U.S. federal statutory rate to income before income taxes are summarized as follows:

                                                             For the Years Ended August 31,
                                                       -----------------------------------------
                                                          1996            1995           1994
                                                       ---------       ---------       ---------
      Federal income tax at statutory rate                35%             35%             35%
      Effect of valuation allowance                        1             (55)             --
      State income taxes, net of benefit for federal
        deduction                                          3             (33)              3
      Effect of meals and entertainment limitation         4             (21)             --
      Effect of other nondeductible amortization
        of goodwill                                        4             (16)              2
      Effect of other nondeductible expenses               1              (7)             --
      Foreign income taxes at higher rates                --              (3)              1
      Other                                               --              (3)             (1)
                                                      ------          ------          ------

                                                          48%           (103)%            40%
                                                      ======          ======          ======

     Deferred income tax expense results principally from the use of different capital recovery and revenue and expense recognition methods for tax and financial accounting purposes. The sources of these temporary differences and related tax effect were as follows (in thousands):

                                                           For the Years Ended August 31,
                                                     -------------------------------------------
                                                       1996             1995              1994
                                                     --------         --------         ---------
      Depreciation and amortization                   $2,417          $   901            $1,361
      Accruals and reserves not deductible
        until paid                                     1,031           (5,186)            1,926
      Write-downs of assets                              --            (1,580)              --
      Sale of certain leasing operations                (141)            (305)             (222)
      Sale of glass recycling operations              (2,932)             --                --
      Other, net                                        (610)            (357)              909
                                                      ------          -------            ------

      Total deferred income
        tax provision (benefit)                       $ (235)          $(6,527)         $ 3,974
                                                      ======           =======          =======


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

                                                     1996                    1995
                                                 ------------            ----------
      Current deferred tax assets                 $    8,681             $    8,512

      Non-current deferred tax assets                  3,383                  5,003
      Valuation allowance                             (1,230)                (1,156)
                                                  ----------             ----------
           Total deferred tax assets                  10,834                 12,359
                                                  ----------             ----------
      Non-current deferred tax liabilities           (13,238)               (14,998)
                                                  ----------             ----------
      Net deferred tax liabilities                $   (2,404)            $   (2,639)
                                                  ==========             ==========

     The Company is required to record valuation allowances for deferred tax assets which management believes it is more likely than not that the tax asset will not be realized. Accordingly, the Company established valuation allowances against certain deferred tax assets: primarily those attributable to the Company's net operating losses of its joint ventures in Mexico.

     Prepaid income taxes of $0.7 and $1.2 million are included in prepaid expenses at August 31, 1996 and 1995, respectively.


(8)  SHAREHOLDERS' EQUITY --

     Preferred Stock

     The Company can issue up to 500,000 shares of Preferred Stock, none of which are issued or outstanding. The Board of Directors is authorized to provide for the issuance of the Preferred Stock in series, to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. This includes, among other things, any voting rights, conversion privileges, dividend rates, redemption rights, sinking fund provisions and liquidation rights which shall be superior to the Common Stock. No holder of Preferred Stock will have preemptive rights.

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

     In July 1996, the compensation committee of the Board of Directors approved a stock option exchange offer program (the "Exchange Program"), pursuant to which all holders of stock options under the Plan were offered the opportunity to exchange existing outstanding option grants for new option grants with a new exercise price of $4.81 per share, a new eight-year term and a new four-year vesting schedule. Options to purchase an aggregate of 2,251,961 shares of Common Stock (of which, options to purchase an aggregate of 287,526 shares were initially granted during fiscal 1996) were exchanged under the Exchange Program.

     At August 31, 1996, options to purchase 3,419,878 shares were outstanding under the Plan at prices ranging from $3.88 to $6.75 per share, of which options to purchase 404,568 shares were exercisable. Subsequent to August 31, 1996, options to purchase an additional 949,950 shares were granted under the Plan at the per share exercise price of $4.25.

     In October 1992, the Company's Board of Directors adopted a supplemental option plan ("Supplemental Plan") to enable the Company to fulfill obligations to former employees. A total of 1,500,000 shares are issuable under the amended Supplemental Plan. At August 31, 1996, options to purchase 1,018,812 shares were outstanding under the Supplemental Plan at prices ranging from $4.00 to $10.88 per share, of which options to purchase 689,818 shares were exercisable. Subsequent to August 31, 1996, there were no options granted under the Supplemental Plan.

     The following table summarizes aggregate stock option activity of both the Company's stock option plans for each of the three years ended August 31:

                                                   1996               1995              1994
                                               -------------      ------------      ------------
    Options outstanding, beginning of year         4,220,271         3,422,925         3,153,791
      Granted                                      2,440,601         1,895,400           871,740
      Exercised                                     (164,600)         (430,526)          (66,377)
      Forfeited and canceled                      (2,057,587)         (667,528)         (536,229)
                                               -------------      ------------      ------------
    Options outstanding, end of year               4,438,685         4,220,271         3,422,925
                                               =============      ============      ============

    Option prices per share:
      Granted                                  $ 4.00 -   6.50        $  4.00  -    6.25        $  4.00- 6.75
      Exercised                                $ 0.50 -   4.25        $  4.00  -    5.88        $  4.00- 5.63
      Forfeited and canceled                   $ 4.00 -  10.88        $  4.00  -   12.19        $  4.00-12.19


     Treasury Stock

     In July 1995, the Board of Directors of the Company approved a Stock Repurchase Plan which authorizes management of the Company to repurchase up to 5,000,000 shares of Common Stock, either on the open market or in privately negotiated transactions, at prevailing market prices over a two year period.
As of August 31, 1996, 2,075,900 shares of Common Stock had been repurchased under the plan at an average price of $4.44 per share. During fiscal 1996, the Company used 380,095 of these treasury shares for incentive plans, employment agreements and various other uses. Subsequent to August 31, 1996, the Company has repurchased 1,029,400 additional shares of its Common Stock at an average cost of $4.67 per share. Future repurchases of the Company's Common Stock will be dependent on prevailing market conditions and other investment opportunities.

     In October 1993, the Company reached a settlement of a lawsuit with a former owner of an acquired business and other parties. In exchange for a full and complete release of all claims against the parties, the Company received $1.0 million in cash and 250,000 shares of the Company's Common Stock. This transaction resulted in a gain of $1.4 million, net of related fiscal 1994 legal expenses, which is reflected in other income (expense), net in the Consolidated Statements of Operations.


     Stockholder Rights Plan

     The Company's Stockholder Rights Plan (the "Rights Plan"), adopted in August 1996, is designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all stockholders.

     All stockholders of record on August 15, 1996 were issued, for each share of Common Stock held, one "right" entitling them to purchase from the Company one-thousandth of a share of Series One Junior Participating Preferred Stock of the Company at an exercise price of $20 (the "Rights"). The Rights are distributable on the earlier of: 10 days (the "Shares Acquisition Date") after a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock (an "Acquiring Person") or 10 business days after a person or group commences a tender or exchange offer upon consummation of which such person or group would, if successful, beneficially own 20% or more of the Company's outstanding Common Stock.

     The Company will generally be entitled to redeem the Rights in full, at $.01 per Right, at any time until close of business up to 10 days following the Shares Acquisition Date. The Rights will expire on August 5, 2006, unless redeemed earlier by the Company's Board of Directors.

     If a person (and its affiliates) becomes the beneficial owner of 20% or more of the outstanding shares of the Common Stock (a "Flip-In Triggering Event"), each Right (other than those Rights held by an Acquiring Person or its transferees, which Rights are void) becomes exercisable for shares of the Company's Common Stock having a value of twice the exercise price of such Rights. Alternatively, in the event the Company is involved in a merger or other business combination in which the Company would not be the surviving corporation or its Common Stock is changed or converted, or it sells 50% or more of its assets or earning power to another person or group, each Right would entitle the holder to purchase, at the Right's then current exercise price, common shares of such other person or group having a value of twice the exercise price of the Right.

(9)  COMMITMENTS AND CONTINGENCIES --

     Lease commitments

     The Company has entered into various operating lease agreements, primarily for office space, service facilities and service equipment utilized for operations. Minimum annual rental payments under noncancellable operating leases as of August 31, 1996 were as follows (in thousands):

     For the year ending August 31 --

                                      1997                 $   5,324
                                      1998                     4,528
                                      1999                     3,385
                                      2000                     2,268
                                      2001                     1,400
                                      Thereafter               4,444
                                                           ---------

                                                           $  21,349
                                                           =========


     Rental expense under operating leases was $16.0 million, $15.1 million and $11.8 million for the years ended August 31, 1996, 1995 and 1994, respectively. These amounts include a service facility leased from the Company's Chairman of the Board of Directors, for which rental expense was $0.1 million for each of the years ended August 31, 1996, 1995 and 1994.

     Legal matters

     In the normal course of its operations, the Company can become involved in a variety of legal disputes. Currently, the Company is a defendant in several legal proceedings, including workers' compensation matters and minor business disputes, the majority of which are being handled or are expected to be handled by the Company's insurance carriers. As a company that handles and transports hazardous waste, the Company is involved in various administrative and court proceedings under environmental laws and regulations relating to permit applications, operating authorities and alleged liabilities related to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Management of the Company believes that a decision adverse to the Company in any one or in all of these proceedings would not have a material effect on the financial position or the results of operations of the Company.

     Insurance

     The Company maintains workers' compensation insurance for its employees and other coverages for normal business risks. A substantial portion of the Company's current and prior year insurance coverages are "high deductible" or retrospective policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears significant economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant impact on the Company's financial position or results of operations.

     Insurance for environmental accidents and pollution has historically been expensive and difficult to obtain. The Company currently maintains insurance for environmental accidents and pollution relating to the performance of services at certain customer locations. To date, the Company has not incurred material fines, penalties or liabilities for pollution, environmental damage or toxic torts. However, in the event a claim is successful against the Company for pollution or toxic tort liability for which the Company is only partially insured or completely uninsured, there could be a material adverse effect on the Company's financial position or results of operations.

     Environmental Proceedings

     In November 1996, the West Virginia Department of Environmental Protection (the "West Virginia DEP") issued a draft consent order against one of the Company's subsidiaries, which order seeks to impose an aggregate of approximately $229,000 in fines against the Company relating to a transportation-related spill in West Virginia in November 1995. The Company voluntarily remediated this spill in December 1995. The draft consent order alleges that in remediating the spill, the Company did not comply with certain technical West Virginia DEP remediation regulations relating to recordkeeping and generator requirements. The Company believes that the West Virginia DEP remediation regulations cited by the West Virginia DEP as the basis of this draft consent order are not relevant in the context of an emergency spill response. Therefore, the Company believes that it may be able to successfully negotiate the imposition by the West Virginia DEP of significantly lower penalties in the final consent order. The Company is actively negotiating the draft consent order with the West Virginia DEP and does not believe that the final consent order will have a material adverse effect on the Company's results of operations or financial position.

     Other matters

     In August 1995, the Company entered into an agreement with Resource Recovery Techniques of Arizona, Inc. ("RRT"), a start-up operation that was in the process of constructing a wastewater treatment facility located in Phoenix, Arizona (the "Facility"). As part of the agreement, the Company caused the issuance of a Letter of Credit in the amount of $4.2 million for the benefit of holders of tax exempt bonds (the "Bonds") issued to finance the construction of the Facility. The Letter of Credit is subject to draw under the terms of a certain Trust Indenture and Reimbursement Agreement executed in connection with the issuance of the Bonds. As consideration, the Company was issued warrants, with 10 year terms, to purchase 10% of the common stock of RRT and upon the occurrence of certain conditions, an additional 15% of the common stock of RRT.



(10) RETIREMENT PLANS --

     Effective October 1, 1990, the Company established a defined contribution employee benefit plan, the Allwaste Retirement Savings Plan, which covered substantially all full-time non-union U.S. employees having at least one year of service. On July 1, 1995, the Company adopted the Allwaste Employee Retirement Plan (the "Retirement Plan"), which amended and restated the Allwaste Retirement Savings Plan. Eligible employees may contribute up to 15% of their compensation, subject to certain Internal Revenue Code limitations. The Company matches 50% of each participant's contributions up to 3% of eligible compensation. Retirement Plan participants may select among six investment options, one of which is the Company's Common Stock. At August 31, 1996, the Retirement Plan held 626,723 shares of the Company's Common Stock (market value of $2.6 million) which represented 24.3% of the Retirement Plan's assets. In addition to the Plan, the Company maintains three other defined contribution employee benefit plans which cover a small group of union employees. Defined contribution expense related to all plans for the Company was $0.8 million, $0.6 million and $0.5 million for fiscal years 1996, 1995 and 1994, respectively.


(11) INCENTIVE PLANS --

     On October 26, 1995, the Company's Board of Directors adopted a limited single-purpose incentive plan (the "Incentive Plan") for certain key employees ("Participants") of the Company. Under this plan, each Participant that purchased shares of the Company's Common Stock, based on a designated percentage of the Participant's annual salary (the "Qualifying Shares"), was granted a number of shares of restricted Common Stock equal to two times the number of Qualifying Shares purchased by the Participant. On completion of the purchases by a Participant, the Compensation Committee, in exercise of its discretion and under the Company's Amended and Restated 1989 Replacement Non-qualified Stock Option Plan, granted to such Participant an option to purchase a number of shares of Common Stock equal to four times the number of Qualifying Shares purchased by the Participant. Shares of Common Stock issued under this Incentive Plan are treasury shares. At August 31, 1996, 203,366 shares of restricted Common Stock and options to purchase 423,464 shares of Common Stock have been granted to Participants. Additionally, 3,460 shares of restricted Common Stock were earned and not yet issued. The Company does not contemplate that any additional restricted shares will be issued under the Incentive Plan or that any options to purchase shares of Common Stock will be granted under the Plan in relation to purchases of Qualifying Shares pursuant to the Incentive Plan.

     The value of restricted shares awarded under this Incentive Plan during fiscal 1996 was $0.9 million. These amounts were recorded as unearned compensation related to outstanding restricted stock and are shown as a separate component of Shareholders' Equity. Unearned compensation is being amortized to expense over a predominately four year vesting period and amounted to $0.2 million for the year ended August 31, 1996.

     During fiscal 1996, the Company adopted an Interim Management Bonus Plan ("Interim Plan") for eligible personnel, as defined. Under this Interim Plan, eligible personnel may receive bonus payments contingent upon the Company meeting or exceeding certain predetermined earnings levels, as determined by the Compensation Committee of the Board of Directors, and individual performance. At August 31, 1996, compensation earned and recorded in operating expense was $1.0 million.


(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS --

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

     Interest rate cap agreements are based on quotes from the market makers of these instruments and represent the amounts that the Company would expect to receive to terminate the agreements.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                        August 31,
                                ---------------------------------------------------------
                                            1996                            1995
                                -----------------------           -----------------------
                                  Carrying       Fair              Carrying        Fair
                                   Amount        Value              Amount         Value
                                ----------    ---------           ----------     --------
Notes receivable                $   13,517    $  13,120           $    4,893     $  4,428
Long-term investments               11,030       11,030                   --           --
Long-term debt and convertible
  subordinated debentures          128,144      123,064              165,878      162,126
Letters of credit                       --       30,090                   --       25,072
Interest Rate Cap Agreement            270          377                   --           --



(13) NET INCOME (LOSS) PER COMMON SHARE --

        Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of Common Stock and equivalents outstanding during the year as shown below (in thousands, except per share data):


                                                                 For the Years Ended August 31,
                                                         --------------------------------------------
                                                           1996             1995                1994
                                                         --------          -------            -------
   Income (loss) from continuing operations,
     net of income taxes                                 $  6,614          $(3,879)           $10,596

   Discontinued Operations
     Income from discontinued operations, net of
       applicable income taxes                                --             2,773              2,501
     Gain on sale of glass recycling operations, net of
       applicable income taxes                              3,764               --                 --
                                                         --------          -------            -------

   Net income (loss)                                     $ 10,378          $(1,106)           $13,097
                                                         ========          =======            =======

   Shares outstanding, beginning
     of year                                               39,609           37,741             36,740

   Weighted average number of
     common shares outstanding:

       Stock options, treasury stock method                    63              290                188

       Purchased companies,
         including earnouts                                    25              816                132
       Exercise of stock options                              113              208                  4


       Treasury stock and other, net                         (755)            (250)              (212)
                                                         --------          -------            -------

    Total weighted average common
      shares outstanding                                   39,055           38,805             36,852
                                                         ========          =======            =======

   Net income (loss) per common share:
     Continuing operations                               $    .17             (.10)           $   .29
     Discontinued operations                                  .10              .07                .07
                                                         --------          -------            -------

   Net income (loss) per common share                    $    .27          $  (.03)           $   .36
                                                         ========          =======            =======


     Fully diluted net income per common share is not presented for any period as it is not materially different from the above primary calculations.

     Common stock equivalents include stock options to purchase Common Stock. The convertible subordinated debt is not a common stock equivalent and does not have a material dilutive effect on net income (loss) per common share for any of the three years presented.


(14) BUSINESS OPERATIONS AND GEOGRAPHIC INFORMATION --

     The primary business of the Company involves the provision of on-site industrial cleaning and waste management services (including hydroblasting and gritblasting and air moving and liquid vacuuming), waste transportation and processing, wastewater services, site remediation, maintenance services, turnaround and outage services, container cleaning and repair services, emergency spill response services and other general plant support services to the industrial customer. The Company's operations are located in the United States, Canada and Mexico, as summarized below (in thousands):

                                             United
                                             States            Canada         Mexico               Total
                                            -------            ------         ------               -----
1996 --
    Revenues                               $347,484          $ 32,952       $  1,729            $382,165
    Operating income (loss)                  16,978             2,120           (356)             18,742
    Total assets                            320,222            16,522            443             337,187

1995 --
    Revenues                               $322,644          $ 20,484       $  1,117            $344,245
    Operating income (loss)                  11,253             1,375         (2,863)              9,765
    Total assets                            359,507            12,257            469             372,233

1994 --
    Revenues                               $263,210          $ 22,611       $  1,040            $286,861
    Operating income (loss)                  22,165             2,690         (1,506)             23,349
    Total assets                            297,063             9,578          2,622             309,263


(15) QUARTERLY FINANCIAL DATA (UNAUDITED) --

     The table below sets forth consolidated operating results by fiscal quarter for the years ended August 31, 1996 and 1995, excluding the Company's discontinued glass recycling operations (in thousands, except per share data):

                                             First            Second           Third            Fourth
                                            Quarter           Quarter          Quarter          Quarter
                                            --------          --------        --------          --------
1996 --
    Revenues                                $ 99,798          $ 88,278        $ 98,731          $ 95,358

    Gross profit                              26,744            18,659          25,621            24,729

    Net income (loss)
      Continuing operations                    2,715            (1,357)          2,583             2,673
      Discontinued operations                  3,764                --              --                --
                                            --------          --------        --------          --------
                                            $  6,479          $ (1,357)       $  2,583          $  2,673
                                            ========          ========        ========          ========




    Net income (loss) per common share
      Continuing operations            $       .07        $     (.03)      $       .07     $         .07
      Discontinued operations                  .09               --               --                --
                                       -----------        ---------        ----------   -- -------------
                                       $       .16        $     (.03)      $       .07     $         .07
                                       ===========        ==========       ===========     =============

1995 --
    Revenues                           $    82,591         $  78,433       $    86,638     $      96,583

    Gross profit                            22,846            20,903            23,384            22,516

    Net income (loss)
      Continuing operations                  2,926             1,507             2,170           (10,482)
      Discontinued operations                  794               825               872               282
                                       -----------         ---------       -----------     -------------
                                       $     3,720         $   2,332       $     3,042          $(10,200)
                                       ===========         =========       ===========     =============

    Net income (loss) per common share
      Continuing operations            $       .08         $     .04       $      .06      $        (.27)
      Discontinued operations                  .02               .02              .02                .01
                                       -----------         ---------       ----------      -------------
                                       $       .10         $     .06       $      .08      $        (.26)
                                       ===========         =========       ==========      =============


    Due to changes in weighted average common shares outstanding, the sum of the quarterly per share amounts for fiscal 1996 and 1995 do not equal earnings
(loss) per share for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The above items will be included in the Company's proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the 1997 Annual Stockholders' Meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS.

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of August 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended August 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the years ended August 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULE.

     Report of Independent Public Accountants on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is provided in the Consolidated Financial Statements or notes thereto.

     3.   EXHIBITS.

                                                                                                                    SEQUENTIAL
     EXHIBIT                                                                                                           PAGE
       NO.          EXHIBIT INDEX                                                                                    NUMBER *
     -------        -------------                                                                                  ----------
       3.1     --   Amended and Restated Certificate of Incorporation of Allwaste, Inc.
                    ("Allwaste") effective February 22, 1990.  (Exhibit 3.1 to the Allwaste
                    Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended
                    February 28, 1990 is hereby incorporated by reference.)

       3.2     --   Corrected Bylaws of Allwaste (Exhibit 3.2 to the Allwaste Annual Report on Form
                    10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed
                    November 27, 1992 (the "1992 10-K"), is hereby incorporated by reference.)

       3.3     --   Certificate of Designation of Series One Junior Participating Preferred Stock
                    of Allwaste, Inc., effective November 19, 1996.  (Filed herewith.)

       4.1     --   Specimen Common Stock certificate (Exhibit 4.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 1-11016) for the fiscal quarter ended February 29, 1996
                    (the "February 10-Q") is hereby incorporated by reference.)

       4.2     --   Specimen debenture certificate (Exhibit 4.2 to the 1992 10-K is hereby incorporated by reference.)

       4.3     --   Form of Indenture between Allwaste and Texas Commerce Trust Company of New York
                    dated June 1, 1989, relating to certain debentures of Allwaste.  (Exhibit 4.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989 is hereby incorporated by reference.)

       4.4     --   Stockholder Rights Agreement dated August 5, 1996, between Allwaste and
                    American Stock Transfer & Trust Company as Rights Agent.  (Exhibit 1 to the
                    Allwaste, Inc. Registration Statement on Form 8-A, filed November 14, 1996, is hereby incorporated by reference.)

      10.1     --   Employment Agreement dated October 23, 1986, between R.L. Nelson, Jr. and
                    Allwaste.  (Exhibit 10.1 to the Allwaste Annual Report on Form 10-K (File No.
                    1-11008) for the fiscal year ended August 31, 1994, filed November 29, 1994
                    (the "1994 10-K"), is hereby incorporated by reference.)

      10.2     --   Employment Agreement dated October 17, 1994, between Robert M. Chiste and
                    Allwaste.  (Exhibit 10.6 to the 1994 10-K is hereby incorporated by reference.)

      10.3     --   Allwaste Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan.
                    (Exhibit A to the Allwaste proxy statement relating to its 1995 annual meeting of stockholders, filed December 20, 1994, is hereby incorporated by reference.)


      10.4     --   Allwaste, Inc. Target 2000:  One, Two, Four Plan.  (Exhibit 10.4 to the
                    Allwaste Quarterly Report on Form 10-Q (File No. 1-11008) for the fiscal quarter ended February 29, 1996 (the "February 10-Q") is hereby incorporated by reference.)

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
                    among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent.  (Exhibit
                    10.7 to the February 10-Q is hereby incorporated by reference.)

      10.8     --   Agreement and Second Amendment to Credit Agreement dated March 20, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent.  (Exhibit
                    10.8 to the February 10-Q is hereby incorporated by reference.)

      10.9     --   Agreement and Third Amendment to Credit Agreement dated May 31,  1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent.  (Exhibit
                    10.9 to the February 10-Q is hereby incorporated by reference.)

      10.10    --   Agreement and Fourth Amendment to Credit Agreement dated October 18, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas
                    Commerce Bank National Association, a national banking association, as Agent.
                    (Exhibit 10.10 to the February 10-Q is hereby incorporated by reference.)

      10.11    --   Agreement and Fifth Amendment to Credit Agreement dated August 31, 1995, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent. (Exhibit
                    10.11 to the February 10-Q is hereby incorporated by reference.)

      10.12    --   First Amendment to Employment Agreement dated as of October 26, 1995, between
                    Robert M. Chiste and Allwaste.  (Exhibit 10.6 to the Allwaste Annual Report on
                    Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1995, filed
                    November 30, 1995 (the "1995 Form 10-K") is hereby incorporated by reference.)

      10.13    --   Agreement and Sixth Amendment to Credit Agreement dated February 29, 1996, by and among Allwaste, the financial institutions signatory thereto and Texas
                    Commerce Bank National Association, a national banking association, as Agent.
                    (Exhibit 10.13 to the Allwaste Quarterly Report on Form 10-Q (File No. 1-11016)
                    for the fiscal quarter ended May 31, 1996  (the "May 10-Q") is hereby incorporated by reference.)

      10.14    --   Agreement and Seventh Amendment to Credit Agreement dated  August 1, 1996, by and among Allwaste, the financial institutions signatory thereto and Texas
                    Commerce Bank National Association, a national banking association, as Agent.
                    (Filed herewith.)

      10.15    --   First Amendment to Employment Agreement dated November 11, 1996, between R. L.
                    Nelson, Jr. and Allwaste.  (Filed herewith.)

      10.16    --   Second Amendment to Employment Agreement dated October 25, 1996, between Robert
                    M. Chiste and Allwaste.  (Filed herewith).

      10.17    --   First Amendment to Employment Agreement dated November 11, 1996, between
                    William L. Fiedler and Allwaste.  (Filed herewith.)

      10.18    --   Employment Agreement dated November 11, 1996, between David E. Fanta and
                    Allwaste.  (Filed herewith.)

      10.19    --   Employment Agreement dated November 11, 1996, between T. Wayne Wren, Jr. and
                    Allwaste.  (Filed herewith.)

      10.20    --   Employment Agreement dated November 11, 1996, between James E. Rief and
                    Allwaste.  (Filed herewith.)

      10.21    --   Employment Agreement dated November 11, 1996, between Michael W. Ramirez and
                    Allwaste.  (Filed herewith.)

      10.22    --   Executive Severance Agreement dated November 11, 1996, between R. L. Nelson,
                    Jr. and Allwaste.  (Filed herewith.)

      10.23    --   Executive Severance Agreement dated November 11, 1996, between Robert M. Chiste and Allwaste.  (Filed herewith.)

      10.24    --   Executive Severance Agreement dated November 11, 1996, between David E. Fanta and Allwaste.  (Filed herewith.)

      10.25    --   Executive Severance Agreement dated November 11, 1996, between T. Wayne Wren,
                    Jr. and Allwaste.  (Filed herewith.)

      10.26    --   Executive Severance Agreement dated November 11, 1996, between James E. Rief and Allwaste.  (Filed herewith.)

      10.27    --   Executive Severance Agreement dated November 11, 1996, between William L.
                    Fiedler and Allwaste.  (Filed herewith.)

      10.28    --   Executive Severance Agreement dated November 11, 1996, between Michael W.
                    Ramirez and Allwaste.  (Filed herewith.)

      10.29    --   1996 Interim Management Bonus Plan.  (Filed herewith.)

      10.30    --   Third Amendment to Employment Agreement dated November 11, 1996, between Robert
                    M. Chiste and Allwaste.  (Filed herewith.)

     10.31     --   Allwaste EVA Incentive Compensation Plan.  (Filed herewith.)

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

_______________

* This information appears only in the manually signed and sequentially numbered original.

(b)  REPORTS ON FORM 8-K.

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To Allwaste, Inc.:

We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Allwaste, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated November 15, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for Allwaste, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP



Houston, Texas
November 15, 1996

                                                                     SCHEDULE II

                      ALLWASTE, INC. AND SUBSIDIARIES (1)

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                Additions
                                                       ------------------------------
                                       Balance,        Charged to       Acquisitions                      Balance,
                                      Beginning        Costs and        Accounted for   Deductions         End of
          Description                  of Year          Expenses        as Purchases       (2)              Year
--------------------------------      ---------        ----------       -------------   ----------        --------
Allowance for Doubtful
 Accounts Receivable

    YEAR ENDED AUGUST 31, 1994:         $ 2,475          $ 1,355          $    46         $(1,226)         $ 2,650

    YEAR ENDED AUGUST 31, 1995:         $ 2,650          $ 2,900          $    89         $(1,956)         $ 3,683

    YEAR ENDED AUGUST 31, 1996:         $ 3,683          $ 2,962          $     1         $(4,326)         $ 2,320


Allowance for Doubtful
  Notes Receivable

    YEAR ENDED AUGUST 31, 1994:         $  --            $   790          $  --           $  --            $   790

    YEAR ENDED AUGUST 31, 1995:         $   790          $ 1,000          $  --           $  --            $ 1,790

    YEAR ENDED AUGUST 31, 1996:         $ 1,790          $  --            $  --           $  (790)         $ 1,000

-----------

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



                                        By: /s/  Robert M. Chiste
                                            -----------------------------------
                                             Robert M. Chiste, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Allwaste, Inc., and in the capacities and on the dates indicated.


            SIGNATURE                                   TITLE                               DATE
            ---------                                   -----                               ----
/s/  Robert M. Chiste             President and Chief Executive Officer (Principal        November 22, 1996
-------------------------------   Executive Officer); Director
Robert M. Chiste


/s/  T. Wayne Wren, Jr.           Senior Vice President - Chief Financial Officer         November 22, 1996
-------------------------------   and Treasurer (Principal Financial Officer)
T. Wayne Wren, Jr.


/s/  Michael W. Ramirez           Vice President - Controller (Principal Accounting       November 22, 1996
-------------------------------   Officer)
Michael W. Ramirez


/s/  R. L. Nelson, Jr.            Chairman of the Board                                   November 22, 1996
-------------------------------
R.L. Nelson, Jr.


/s/  Michael A. Baker             Director                                                November 22, 1996
-------------------------------
Michael A. Baker


/s/  John U. Clarke               Director                                                November 22, 1996
-------------------------------
John U. Clarke


/s/  William E. Haynes            Director                                                November 22, 1996
-------------------------------
William E. Haynes


/s/   Robert L. Knauss            Director                                                November 22, 1996
-------------------------------
Robert L. Knauss


/s/  Frank A. Rossi               Director                                                November 22, 1996
-------------------------------
Frank A. Rossi


/s/  Thomas J. Tierney            Director                                                November 22, 1996
-------------------------------
Thomas J. Tierney


/s/  T. Michael Young             Director                                                November 22, 1996
-------------------------------
T. Michael Young


                               INDEX TO EXHIBITS


                                                                                                                    SEQUENTIAL
     EXHIBIT                                                                                                           PAGE
       NO.          EXHIBIT INDEX                                                                                    NUMBER *
     -------        -------------                                                                                  ----------
       3.1     --   Amended and Restated Certificate of Incorporation of Allwaste, Inc.
                    ("Allwaste") effective February 22, 1990.  (Exhibit 3.1 to the Allwaste
                    Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended
                    February 28, 1990 is hereby incorporated by reference.)

       3.2     --   Corrected Bylaws of Allwaste (Exhibit 3.2 to the Allwaste Annual Report on Form
                    10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed
                    November 27, 1992 (the "1992 10-K"), is hereby incorporated by reference.)

       3.3     --   Certificate of Designation of Series One Junior Participating Preferred Stock
                    of Allwaste, Inc., effective November 19, 1996.  (Filed herewith.)

       4.1     --   Specimen Common Stock certificate (Exhibit 4.1 to the Allwaste Quarterly Report on
                    Form 10-Q (File No. 1-11016) for the fiscal quarter ended February 29, 1996
                    (the "February 10-Q") is hereby incorporated by reference.)

       4.2     --   Specimen debenture certificate (Exhibit 4.2 to the 1992 10-K is hereby incorporated by reference.)

       4.3     --   Form of Indenture between Allwaste and Texas Commerce Trust Company of New York
                    dated June 1, 1989, relating to certain debentures of Allwaste.  (Exhibit 4.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989 is hereby incorporated by reference.)

       4.4     --   Stockholder Rights Agreement dated August 5, 1996, between Allwaste and
                    American Stock Transfer & Trust Company as Rights Agent.  (Exhibit 1 to the
                    Allwaste, Inc. Registration Statement on Form 8-A, filed November 14, 1996, is hereby incorporated by reference.)

      10.1     --   Employment Agreement dated October 23, 1986, between R.L. Nelson, Jr. and
                    Allwaste.  (Exhibit 10.1 to the Allwaste Annual Report on Form 10-K (File No.
                    1-11008) for the fiscal year ended August 31, 1994, filed November 29, 1994
                    (the "1994 10-K"), is hereby incorporated by reference.)

      10.2     --   Employment Agreement dated October 17, 1994, between Robert M. Chiste and
                    Allwaste.  (Exhibit 10.6 to the 1994 10-K is hereby incorporated by reference.)

      10.3     --   Allwaste Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan.
                    (Exhibit A to the Allwaste proxy statement relating to its 1995 annual meeting of stockholders, filed December 20, 1994, is hereby incorporated by reference.)


      10.4     --   Allwaste, Inc. Target 2000:  One, Two, Four Plan.  (Exhibit 10.4 to the
                    Allwaste Quarterly Report on Form 10-Q (File No. 1-11008) for the fiscal quarter ended February 29, 1996 (the "February 10-Q") is hereby incorporated by reference.)

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
                    among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent.  (Exhibit
                    10.7 to the February 10-Q is hereby incorporated by reference.)

      10.8     --   Agreement and Second Amendment to Credit Agreement dated March 20, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent.  (Exhibit
                    10.8 to the February 10-Q is hereby incorporated by reference.)

      10.9     --   Agreement and Third Amendment to Credit Agreement dated May 31,  1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent.  (Exhibit
                    10.9 to the February 10-Q is hereby incorporated by reference.)

      10.10    --   Agreement and Fourth Amendment to Credit Agreement dated October 18, 1994, by and among Allwaste, the Financial Institutions signatory thereto, and Texas
                    Commerce Bank National Association, a national banking association, as Agent.
                    (Exhibit 10.10 to the February 10-Q is hereby incorporated by reference.)

      10.11    --   Agreement and Fifth Amendment to Credit Agreement dated August 31, 1995, by and among Allwaste, the Financial Institutions signatory thereto, and Texas Commerce
                    Bank National Association, a national banking association, as Agent. (Exhibit
                    10.11 to the February 10-Q is hereby incorporated by reference.)

      10.12    --   First Amendment to Employment Agreement dated as of October 26, 1995, between
                    Robert M. Chiste and Allwaste.  (Exhibit 10.6 to the Allwaste Annual Report on
                    Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1995, filed
                    November 30, 1995 (the "1995 Form 10-K") is hereby incorporated by reference.)

      10.13    --   Agreement and Sixth Amendment to Credit Agreement dated February 29, 1996, by and among Allwaste, the financial institutions signatory thereto and Texas
                    Commerce Bank National Association, a national banking association, as Agent.
                    (Exhibit 10.13 to the Allwaste Quarterly Report on Form 10-Q (File No. 1-11016)
                    for the fiscal quarter ended May 31, 1996  (the "May 10-Q") is hereby incorporated by reference.)

      10.14    --   Agreement and Seventh Amendment to Credit Agreement dated  August 1, 1996, by and among Allwaste, the financial institutions signatory thereto and Texas
                    Commerce Bank National Association, a national banking association, as Agent.
                    (Filed herewith.)

      10.15    --   First Amendment to Employment Agreement dated November 11, 1996, between R. L.
                    Nelson, Jr. and Allwaste.  (Filed herewith.)

      10.16    --   Second Amendment to Employment Agreement dated October 25, 1996, between Robert
                    M. Chiste and Allwaste.  (Filed herewith).

      10.17    --   First Amendment to Employment Agreement dated November 11, 1996, between
                    William L. Fiedler and Allwaste.  (Filed herewith.)

      10.18    --   Employment Agreement dated November 11, 1996, between David E. Fanta and
                    Allwaste.  (Filed herewith.)

      10.19    --   Employment Agreement dated November 11, 1996, between T. Wayne Wren, Jr. and
                    Allwaste.  (Filed herewith.)

      10.20    --   Employment Agreement dated November 11, 1996, between James E. Rief and
                    Allwaste.  (Filed herewith.)

      10.21    --   Employment Agreement dated November 11, 1996, between Michael W. Ramirez and
                    Allwaste.  (Filed herewith.)

      10.22    --   Executive Severance Agreement dated November 11, 1996, between R. L. Nelson,
                    Jr. and Allwaste.  (Filed herewith.)

      10.23    --   Executive Severance Agreement dated November 11, 1996, between Robert M. Chiste and Allwaste.  (Filed herewith.)

      10.24    --   Executive Severance Agreement dated November 11, 1996, between David E. Fanta and Allwaste.  (Filed herewith.)

      10.25    --   Executive Severance Agreement dated November 11, 1996, between T. Wayne Wren,
                    Jr. and Allwaste.  (Filed herewith.)

      10.26    --   Executive Severance Agreement dated November 11, 1996, between James E. Rief and Allwaste.  (Filed herewith.)

      10.27    --   Executive Severance Agreement dated November 11, 1996, between William L.
                    Fiedler and Allwaste.  (Filed herewith.)

      10.28    --   Executive Severance Agreement dated November 11, 1996, between Michael W.
                    Ramirez and Allwaste.  (Filed herewith.)

      10.29    --   1996 Interim Management Bonus Plan.  (Filed herewith.)

      10.30    --   Third Amendment to Employment Agreement dated November 11, 1996, between Robert
                    M. Chiste and Allwaste.  (Filed herewith.)

     10.31     --   Allwaste EVA Incentive Compensation Plan.  (Filed herewith.)

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

_______________

* This information appears only in the manually signed and sequentially numbered original.