Form 10-Q
period 1996-11-30
ALLWASTE INC
filed 1997-01-14
CIK 804742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       November 30, 1996          or
                                      --------------------------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                    ------------------    ----------------

       Commission file number 1-11016




                                ALLWASTE, INC.
            (Exact Name of Registrant as Specified in its Charter)



                DELAWARE                                     74-2427167
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification Number)



     5151 SAN FELIPE, SUITE 1600
          HOUSTON, TEXAS                                       77056-3609
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
                                              ---       ---
     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at January 9, 1997 was 36,225,424.

================================================================================

                                  REPORT INDEX




PART AND ITEM NO.                                                          PAGE NO.
-----------------                                                          --------
PART I - Financial Information

   Item 1 - Financial Statements

   General Information .....................................................   1

   Condensed Consolidated Balance Sheets as of November 30, 1996 (unaudited)
     and August 31, 1996 ...................................................   2

   Condensed Consolidated Statements of Operations for the Three Months
     Ended November 30, 1996 and 1995 (unaudited) ..........................   3

   Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended November 30, 1996 and 1995 (unaudited) ..........................   4

   Notes to Condensed Consolidated Financial Statements (unaudited) ........   5

   Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................   8

PART II - Other Information

   Item 2 - Changes in Securities ..........................................  13

   Item 6 - Exhibits and Reports on Form 8-K ...............................  13

                     PART I, ITEM 1 - FINANCIAL INFORMATION
                              GENERAL INFORMATION

     The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended November 30, 1996 and 1995.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                         November 30,  August 31,
                                                            1996          1996
                                                         ------------  ----------
                                                          (Unaudited)   (Audited)

                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $   5,793     $   2,436
   Receivables, net                                          82,688        75,114
   Prepaid expenses                                           4,351         3,796
   Deferred income taxes and other current assets             9,931        11,170
                                                          ---------     ---------

         Total current assets                               102,763        92,516
                                                          ---------     ---------

INVESTMENTS                                                  12,946        11,030

PROPERTY AND EQUIPMENT, at cost                             250,076       248,280
   Less -- Accumulated depreciation                        (124,967)     (119,307)
                                                          ---------     ---------
                                                            125,109       128,973
                                                          ---------     ---------

GOODWILL, net of accumulated amortization                    87,466        88,032
NOTES RECEIVABLE                                             13,782        13,517
OTHER ASSETS                                                  3,055         3,119
                                                          ---------     ---------

         Total assets                                     $  345,121    $ 337,187
                                                          ==========    =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $  24,881      $ 19,250
     Accrued liabilities:
          Income taxes payable                                1,529         5,383
          Other                                              44,821        42,892
     Current maturities of long-term and convertible
       subordinated debt                                      6,103         6,249
                                                          ---------     ---------

         Total current liabilities                           77,334        73,774
                                                          ---------     ---------

LONG-TERM DEBT, net of current maturities                    93,018        87,971

CONVERTIBLE SUBORDINATED DEBT, net of current maturities     33,905        33,924

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  11,895        10,572

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common Stock                                                  398           398
  Additional paid-in capital                                 55,716        55,699
  Retained earnings                                          87,077        84,163
                                                          ---------     ---------
                                                            143,191       140,260
   Less:
    Treasury Stock                                          (13,527)       (8,561)
    Unearned compensation related to outstanding
      restricted Common Stock                                  (695)         (753)
                                                          ---------     ---------

         Total shareholders' equity                         128,969       130,946
                                                          ---------     ---------

         Total liabilities and shareholders' equity       $ 345,121     $ 337,187
                                                          =========     =========


See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)



                                                                                      For the Three Months Ended
                                                                                              November 30,
                                                                                     ----------------------------
                                                                                        1996              1995
                                                                                     -----------        ---------
REVENUES                                                                             $   100,907        $  99,798

COST OF OPERATIONS                                                                        74,451           72,213
                                                                                     -----------        ---------
     Gross profit                                                                         26,456           27,585
                                                                                     -----------        ---------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              19,137           20,789

INTEREST EXPENSE                                                                          (2,335)          (2,411)
INTEREST INCOME                                                                              260              259
OTHER INCOME (EXPENSE), net                                                                    4              200
                                                                                     -----------        ---------

     Income from continuing operations before
       income tax provision and minority interest                                          5,248            4,844

INCOME TAX PROVISION                                                                      (2,414)          (2,131)
MINORITY INTEREST, net of taxes                                                               21                2
                                                                                     -----------        ---------

     Income from continuing operations                                                     2,855            2,715

     Discontinued Operations
          Gain on sale of glass recycling operations, net of applicable income taxes          --            3,764
                                                                                     -----------        ---------

          Net income                                                                 $     2,855        $   6,479
                                                                                     ===========        =========

NET INCOME PER COMMON SHARE:
     Continuing operations                                                           $       .08        $     .07
     Discontinued operations                                                                  --              .09
                                                                                     -----------        ---------
          Net income per common share                                                $       .08        $     .16
                                                                                     ===========        =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      37,484           39,424
                                                                                     ===========        =========



See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                                                 For the Three Months Ended
                                                                                                         November 30,
                                                                                                  -------------------------
                                                                                                   1996              1995
                                                                                                  -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                                   $ 2,855          $  6,479

     Reconciliation of net income to cash provided by operating activities:
          Depreciation                                                                              6,954             7,145
          Amortization                                                                                754             1,315
          Gain on sale of glass recycling operations                                                    -            (3,764)
          Gain on sale of property and equipment                                                      (41)             (154)
          Amortization of unearned compensation - restricted stock                                     58                 -
          Change in assets and liabilities, net of effect of acquisitions accounted for as purchases:
                     Receivables                                                                   (7,574)           (7,519)
                     Prepaid expenses and other current assets                                        684              (332)
                     Notes receivable and other assets                                               (351)             (346)
                     Accounts payable and accrued liabilities                                       3,752               806
                     Deferred income taxes and other liabilities                                    1,323            (1,067)
                                                                                                  -------          --------

               Cash provided by operating activities                                                8,414             2,563
                                                                                                  -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of glass recycling operations                                                   -            41,500
     Additions to property and equipment                                                           (4,077)          (13,308)
     Purchase of long-term investment                                                              (1,916)           (2,605)
     Proceeds from sale of property and equipment                                                     944               347
     Payments for acquisitions accounted for as purchases, net of cash acquired                         -              (900)
                                                                                                  -------          --------

               Cash provided by (used in) investing activities                                     (5,049)           25,034
                                                                                                  -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of Common Stock                                                           17                21
     Net increase (decrease) in revolving credit facility                                           5,150           (23,010)
     Net decrease in other long term borrowings                                                      (250)             (750)
     Purchases of convertible subordinated debentures                                                 (17)                 -
     Purchases of Treasury Stock                                                                   (4,966)           (1,400)
                                                                                                  -------          --------

               Cash used in financing activities                                                      (66)          (25,139)
                                                                                                  -------          --------

EFFECT OF EXCHANGE RATE CHANGES                                                                        58              (103)
                                                                                                  -------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                               3,357             2,355
CASH AND CASH EQUIVALENTS, beginning of period                                                      2,436             4,029
                                                                                                  -------          --------
CASH AND CASH EQUIVALENTS, end of period                                                          $ 5,793          $  6,384
                                                                                                  =======          ========




See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  Significant Accounting Policies --

     The condensed consolidated financial statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended August 31, 1996. Prior period amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements reflect the Company's glass recycling operations as a discontinued operation, as discussed in Note 6. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation.

(2)  Income Taxes --

     With respect to continuing operations, income tax provisions for interim periods are estimated based upon projections of the annual effective tax rates. Certain assumptions have been made in this regard in estimating the effective tax rate for fiscal 1997, the outcome of which may not be resolved until the end of the fiscal year. The effective tax rate of 46% for the three months ended November 30, 1996 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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


                                            November  30,    August 31,
                                                1996           1996
                                            -------------  -------------
      Current deferred tax assets           $       8,604  $       8,681
      Non-current deferred tax assets               3,472          3,383
      Valuation allowance                          (1,230)        (1,230)
                                            -------------  -------------
         Total deferred tax assets                 10,846         10,834
                                            -------------  -------------

      Non-current deferred tax liabilities  $     (14,690) $     (13,238)
                                            -------------  -------------

      Net deferred tax liabilities          $      (3,844) $      (2,404)
                                            =============  =============


The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                            November 30,    August 31,
                                                1996          1996
                                            ------------  --------------


      Depreciation and amortization         $    (16,779) $      (15,753)
      Financial reserves and accruals
       not yet deductible                         12,935          13,349
                                            ------------  --------------



         Total                              $     (3,844) $       (2,404)
                                            ============  ==============

(3)  Net Income Per Common Share --

     Net income per common share has been computed based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding. The calculation of fully-diluted net income per common share is not materially different from the primary calculation. The following table presents the primary weighted average number of shares outstanding for the three months ended November 30, 1996 and 1995 (in thousands).


                                                            For the Three Months Ended
                                                                   November 30,
                                                            ---------------------------
                                                                 1996           1995
                                                            -------------  ------------

Common shares outstanding, beginning of fiscal period              39,799        39,609

     Weighted average number of common shares outstanding:

        Stock options, treasury stock method                           68           129

        Purchased companies                                            --            23

        Exercise of stock options                                       2            40

        Treasury stock and other, net                              (2,385)         (377)
                                                            -------------  ------------

     Total weighted average common shares outstanding              37,484        39,424
                                                            =============  ============



(4)  Long Term Debt --

     The Company's credit facility consists of a revolving credit agreement with a group of banks. This agreement, as last amended in August 1996, provides an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. At January 9, 1997, after utilizing $31.6 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under this agreement was $36.3 million. Management believes that the Company is in compliance with all applicable covenants under the revolving credit agreement as of November 30, 1996. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement.

(5)  Incentive Plans --

     On October 26, 1995, the Company's Board of Directors adopted a limited single-purpose incentive plan for certain key employees. In connection with this plan, each participating key employee that purchased shares of the Company's Common Stock, based on a designated percentage of their annual salary, was granted a number of shares of restricted Common Stock equal to two times the number of the shares purchased. On completion of the purchases, participating key employees were granted an option to purchase a number of shares of Common Stock equal to four times the number of shares purchased. Shares of Common Stock issued under this incentive plan are treasury shares. At November 30, 1996, 203,366 shares of restricted Common Stock and options to purchase 423,464 shares of Common Stock have been granted. Additionally, 3,460 shares of restricted Common Stock were earned and not yet issued. The Company does not contemplate that any additional restricted shares will be issued under the incentive plan or that any options to purchase shares of Common Stock will be granted under the plan.

     The value of restricted shares awarded under this incentive plan through November 30, 1996 was $0.9 million. These amounts were recorded as unearned compensation related to outstanding restricted stock and are shown as a separate component of Shareholders' Equity. Unearned compensation is being amortized to expense over a predominately four year vesting period and amounted to $0.1 million for the three months ended November 30, 1996.

     Effective September 1996, the Company implemented the Economic Value Added ("EVA(R)") integrated management system. In October 1996, the Compensation Committee adopted the Allwaste EVA Incentive Compensation Plan (the "EVA Plan"), which will govern incentive bonus compensation payable to the Company's executive officers and other key employees beginning in fiscal 1997. Under this EVA Plan, eligible participants may receive incentive payments based on the Company meeting or exceeding certain predetermined EVA improvement levels, as determined by the Compensation Committee of the Board of Directors. A portion of the incentive payments is carried forward to the following fiscal year, or "banked", and is included in the calculation of the incentive payment for that fiscal year.

(6)  Discontinued Operations --

     In September 1995, the Company sold its glass recycling operations to Strategic Holdings, Inc. ("SHI"), a company formed by Equus II, Incorporated ("Equus"). In October 1996, the Company and Equus finalized an agreement with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of redeemable Series A preferred stock redeemable beginning in 2002, and a $6.6 million subordinated note receivable due in 2002. The redeemable Series A preferred stock dividend is $.065 per share for the period prior to September 1, 1996 and $.06 per share thereafter. The subordinated note receivable interest rate is 11% for the period prior to September 1, 1996 and 10.5% thereafter. The agreement also provided that all dividends and interest due prior to August 31, 1997 will not be paid when due, but "paid in kind" in the form of two 8.036% subordinated notes issued September 30, 1996 and June 30, 1997 in the amounts of $1.3 million and $0.9 million, respectively. Principal on these two notes will be due on November 30, 2002. At November 30, 1996, the Company had accrued $0.6 million for dividends and $1.0 million for interest which is reflected in other income (expense) in the accompanying Consolidated Statements of Operations.
The Company also received warrants to purchase shares of SHI common stock, providing the Company the right to own up to approximately 33% of the outstanding stock of SHI. The Company may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets.
The amount of such additional consideration, if any, is not presently determinable. The Company recorded a gain on the sale of its glass recycling operations of $3.8 million, net of applicable income taxes of $1.6 million, in the first quarter of fiscal 1996.

                        ALLWASTE, INC. AND SUBSIDIARIES
             PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash provided by operating activities was $8.4 million and $2.6 million during the three months ended November 30, 1996 and 1995, respectively. For the three months ended November 30, 1996, net income was $2.9 million which included $7.7 million in depreciation and amortization. For the three months ended November 30, 1995, net income was $6.5 million which included $8.5 million in depreciation and amortization and a gain on the sale of the Company's glass recycling operation of $3.8 million. Overall, the improvement in cash provided by operating activities has been derived from an increased focus on working capital management, which accounts for $6.3 million of increased cash flow in the first quarter of fiscal 1997 compared to the same period of 1996.

     Net working capital was $25.4 million at November 30, 1996, which was up significantly from 18.7 million at August 31, 1996. This increase is primarily due to the increases in accounts receivables and cash and the decrease in income taxes payable offset, in part, by the increase in accounts payables in the first three months of fiscal 1997. The increase in accounts receivables is primarily attributable to increased revenues in the first quarter of fiscal 1997 over the Company's fourth quarter of 1996. The Company's current ratio was 1.3 to 1 at November 30, 1996, which is consistent with the ratio at August 31, 1996.

     INVESTING ACTIVITIES. The Company used cash of $5.0 million in investing activities in the three months ended November 30, 1996, compared with cash of $25.0 million provided in the three months ended November 30, 1995. On September 1, 1995, the Company sold its glass recycling operations for consideration (as adjusted) consisting of: cash of $41.5 million, $8.0 million of redeemable preferred stock and a $6.6 million subordinated note receivable. The Company used the proceeds received in this transaction to reduce outstanding debt. For the three months ended November 30, 1996, the $5.0 million used in investing activities was primarily attributable to capital expenditures of $4.1 million compared to $13.3 million of capital expenditures in the same prior year period.

     The Company was able to reduce its capital spending in the first fiscal quarter of 1997 primarily due to increased monitoring of equipment utilization, transfers of underutilized owned equipment from lower volume, lower margin locations to higher margin, higher volume locations and the use of short-term equipment rentals. Expenditures for the remainder of fiscal 1997 are anticipated to be approximately $17.0 million. The Company's fiscal 1997 capital expenditure program will be funded from cash flows from operating activities. The Company paid $1.7 million in the first quarter of fiscal 1997 for an additional cash investment in the Company's previously owned glass recycling operation. The Company paid $2.6 million in the first quarter of 1996 to acquire a 10% interest in The Safe Seal Company, Inc., which specializes in valve repair and leak sealing.

     FINANCING ACTIVITIES. In the three months ended November 30, 1996 and 1995, the Company used cash of $66,000 and $25.1 million in financing activities, respectively. The Company's total short-term and long-term debt increased by $4.9 million to $133.0 million at November 30, 1996 from $128.1 million at August 31, 1996. Included in the aforementioned long-term debt, the Company's revolving credit facility increased by $5.2 million to $93.0 million at November 30, 1996 from $87.8 million at August 31, 1996. This increase, coupled with the use of $5.0 million to repurchase shares of the Company's Common Stock, caused the Company's long-term debt as a percentage of capitalization to increase to 50% at November 30, 1996 from 48% at August 31, 1996. During the three months ended November 30, 1996, the Company also paid $0.3 million on other long-term borrowings that were predominantly associated with business acquisitions from previous years.

     In July 1995, the Board of Directors authorized the Company to repurchase, over a two year period, up to 5,000,000 shares of the Company's Common Stock, either on the open market or in privately negotiated transactions. During the three months ended November 30, 1996, the Company spent $5.0 million to repurchase 1,064,200 shares of its Common Stock at an average cost of $4.67 per share. Subsequent to November 30, 1996, the Company has repurchased 585,300 additional shares of its Common Stock at an average cost of $4.67 per share. Future repurchases of the Company's Common Stock will be dependent upon prevailing market conditions and other investment opportunities. As of November 30, 1996, 3,725,400 shares of Common Stock had been repurchased under the plan at an average cost of $4.54 per share.

     The Company's credit facility consists of a revolving credit agreement with a group of banks. This agreement, as last amended in August 1996, provides an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. At January 9, 1997, after utilizing $31.6 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under this agreement was $36.3 million. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement. The Company anticipates that its credit facilities are adequate to fund its financing needs.

     Management believes it has adequate capital resources available from internally generated funds, treasury shares and from the Company's revolving credit agreement to meet anticipated working capital needs, planned capital expenditures and to take advantage of new opportunities requiring capital.


RESULTS OF OPERATIONS

     Allwaste, Inc. provides integrated industrial and environmental services and acts as an outsourcing provider of on-site facility processes and services, primarily in the United States, Canada and Mexico. With the completion of the sale of the Company's glass recycling operations in September 1995, the Company combined the prior industry segments of environmental services and container services into a single industrial services operation.

     Net income from continuing operations for the first quarter of fiscal 1997 was $2.9 million, compared with $2.7 million for the first quarter of fiscal 1996. Net income per common share from continuing operations was $.08 and $.07 for the three month periods ended November 30, 1996 and 1995, respectively.

     The Company's revenues for the first three months of fiscal 1997 increased slightly to $100.9 million, compared with $99.8 million in the same period in fiscal 1996. The increase of $1.1 million was predominately internally generated and attributable to increases in substantially all industry sectors except those performed in the refining and petrochemical industries. Most significantly, the Company's excavation/remediation activities benefited from a continued increase in pulp and paper and quarry work through the first quarter of fiscal 1997. Continuing increased demand for the Company's services by the offshore oil and gas exploration industry in the Gulf of Mexico area and positive growth in the Company's services used by the power plant and refinery maintenance industries in the northeastern United States also contributed to this growth. These revenue increases were partly offset by decreases in revenue generated by the Company's operations that service the Pacific and Gulf coast refining and petrochemical industries, which continue to be affected by indefinitely postponed significant project work, and by the planned contraction of the less profitable portions of the Company's transportation services.

     Gross operating profit decreased to $26.5 million in the quarter ended November 30, 1996 from $27.6 million in the quarter ended November 30, 1995. Gross operating profit as a percentage of gross revenues decreased in the first quarter of fiscal 1997 to 26% from 28% in the first quarter of fiscal 1996. This decrease is primarily attributable to shortfalls related to the Company's customers continued focus on pricing and the related effects of reduced volume of significant project work in the refining and petrochemical area. Also, contributing to the decrease was a general softness in the market and continued price competition in the Company's container cleaning and repair services.

     Selling, general and administrative ("SG&A") expenses decreased, as a percentage of revenues, to 19% in the three months ended November 30, 1996, from 21% in the same prior year period, while SG&A expenditures decreased by $1.7 million to $19.1 million. SG&A relating to field operations decreased $0.2 million or 1%. SG&A for the operations and corporate support functions decreased $0.9 million. A significant portion of the improvement was attributable to the cost reduction initiative adopted in the first half of fiscal 1996. This plan focused on the improvement of profitability, the creation of shareholder value and enhanced efforts to provide more cost-effective, value-added services to the Company's large industrial customer base. The first quarter of fiscal 1996 included severance expense of $0.6 million.

     Interest expense decreased $0.1 million to $2.3 million in the three months ended November 30, 1996 compared with $2.4 million for the three months ended November 30, 1995 as a result of lower average interest rates which were partially offset by higher average debt levels in the first quarter of fiscal 1997.

     Interest income and other income (expense), net was $0.3 million in the first quarter of fiscal 1997 compared to $0.5 million in the first quarter of fiscal 1996. The income was primarily related to interest and dividends of $0.4 million earned on the subordinated note receivable and preferred stock acquired in the sale of the Company's glass recycling operations offset predominately by losses recognized on sales of property and equipment.

     The Company's effective income tax rate for the three months ended November 30, 1996 was 46%. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.


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


FLUCTUATIONS IN RESULTS OF OPERATIONS.

     Certain customers have varying levels of demand for the Company's services based on the time of the year. Most of the Company's service lines tend to be slowest in the winter (the Company's second fiscal quarter) and summer (the Company's fourth fiscal quarter) months. Services provided to electric utility customers are typically performed in the fall and spring when demand for electricity is reduced and maintenance work can be performed more efficiently. Likewise, services provided to refining and petrochemical customers tend to be greater in the fall and spring when most planned turnarounds at customer plants occur. In addition, the Company's acquisition program can affect not only future results and rates of growth but also previously reported results because of restatements if acquisitions are accounted for as poolings-of-interests.

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

     The Company has historically focused on achieving growth through acquisitions; however, in recent years, the Company has placed added emphasis on increased internal growth. Although the Company will continue to focus on internal growth, it does intend to evaluate acquisitions that fit its strategic goals. The Company has focused on realizing increased internal growth primarily by developing new outsourcing and co-sourcing opportunities with its customers and expanding the number of service lines offered to customers by each of its operating locations, providing solution-oriented and preventive services that focus on improving customer efficiency and profitability, transferring technology and knowledge among the Company's various operating locations, implementing national marketing programs that target major industries served by the Company, introducing services in new geographic areas and developing services that address environmental concerns associated with new products. The Company's ALLIES(R) program stresses collaboration between the Company and its customers by focusing on creating flexible and innovative solutions to a customer's problems and emphasizing the Company's services as an economically-efficient outsourcing alternative that can maximize a customer's competitive role in the emerging global market.

     The Company is also focusing on cost control and gross margin expansion through fiscal 1997. The Company intends to implement selected price increases when market conditions permit and as a by-product of value-added selling efforts. The Company anticipates savings resulting from the cost reduction in fiscal 1996 and ongoing cost-reduction initiatives to positively affect its results of operations in fiscal 1997.

     A significant amount of the Company's revenues from its services are generated on an as needed basis or from irregularly scheduled customer turnarounds, outages and shutdowns. Although the Company may be chosen as the vendor of choice, shutdowns, outages and turnarounds may, at the election of the customers, be deferred or canceled without penalty. The Company is also affected by business cycles experienced by its industrial customer bases and by changes in environmental laws and regulations or by changes in the interpretation or enforcement of such laws and regulations. The Company's customers have a significant capacity in the short-term to defer industrial cleaning, maintenance and disposal services. Deferrals can occur either due to a reduction in maintenance or capital funds, customer budget restraints or, conversely, increased demand for a customer's products that make it impractical to perform cleaning and maintenance on anticipated schedules. These factors make it difficult to predict, from quarter to quarter, the demand for the Company's services.


NEW FINANCIAL ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for years beginning after December 15, 1995 (fiscal 1997 for the Company). This statement established criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The Company has adopted SFAS No. 121 effective in fiscal year 1997. Management does not expect that the adoption will have a material effect on the Company's financial position or results of operations.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain sections of this Report, specifically the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 relating to management's current expectations regarding the future results of operations or financial condition of the Company. These forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "believe," "anticipate," "should," or comparable terms or the negative thereof. These statements are based solely on data currently available, which data is subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. These statements involve risks and uncertainties that could cause the actual results to differ materially from those described in the statements. In addition to the risks and uncertainties specifically described in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 1997," these forward-looking statements may also be affected by the following risks and uncertainties: the effect of economic and market conditions; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretation and determination in connection with legal and environmental proceedings; and the impact of current, pending or future legislation or regulations (collectively, the "Cautionary Statements"). Although the Company believes that the expectations reflected in any forward-looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements contained herein.

                        ALLWASTE, INC. AND SUBSIDIARIES

                                    PART II

ITEM 2 - CHANGES IN SECURITIES

     The Company did not sell any unregistered securities during the first quarter of fiscal 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.


Exhibit
  No.         Description
-------       ------------------------------------------------------------------

    3.1  --   Amended and Restated Certificate of Incorporation of Allwaste,
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
              Preferred Stock of Allwaste, Inc., effective November 19, 1996.
              (Exhibit 3.3 to the Allwaste Annual Report on Form 10-K for the fiscal year ended August 31, 1996, (the "1996 10-K") is hereby incorporated by reference.)

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

  10.14  --   Agreement and Seventh Amendment to Credit Agreement dated  August
              1, 1996, by and among Allwaste, the financial institutions signatory thereto and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit 10.14 to the 1996 10-K is hereby incorporated by reference.)

  10.15  --   First Amendment to Employment Agreement dated November 11, 1996, between R. L. Nelson, Jr. and Allwaste. (Exhibit 10.15 to the
              1996 10-K is hereby incorporated by reference.)

  10.16  --   Second Amendment to Employment Agreement dated October 25, 1996, between Robert M. Chiste and Allwaste.  (Exhibit 10.16 to the
              1996 10-K is hereby incorporated by reference.)

  10.17  --   First Amendment to Employment Agreement dated November 11, 1996, between William L. Fiedler and Allwaste.  (Exhibit 10.17 to the
              1996 10-K is hereby incorporated by reference.)

  10.18  --   Employment Agreement dated November 11, 1996, between David E.
              Fanta and Allwaste. (Exhibit 10.18 to the 1996 10-K is hereby incorporated by reference.)

  10.19  --   Employment Agreement dated November 11, 1996, between T. Wayne
              Wren, Jr. and Allwaste. (Exhibit 10.19 to the 1996 10-K is hereby incorporated by reference.)

  10.20  --   Employment Agreement dated November 11, 1996, between James E.
              Rief and Allwaste. (Exhibit 10.20 to the 1996 10-K is hereby incorporated by reference.)

  10.21  --   Employment Agreement dated November 11, 1996, between Michael W.
              Ramirez and Allwaste. (Exhibit 10.21 to the 1996 10-K is hereby incorporated by reference.)

  10.22  --   Executive Severance Agreement dated November 11, 1996, between R.
              L. Nelson, Jr. and Allwaste. (Exhibit 10.22 to the 1996 10-K is hereby incorporated by reference.)

  10.23  --   Executive Severance Agreement dated November 11, 1996, between
              Robert M. Chiste and Allwaste. (Exhibit 10.23 to the 1996 10-K is hereby incorporated by reference.)

  10.24  --   Executive Severance Agreement dated November 11, 1996, between
              David E. Fanta and Allwaste. (Exhibit 10.24 to the 1996 10-K is hereby incorporated by reference.)

  10.25  --   Executive Severance Agreement dated November 11, 1996, between T.
              Wayne Wren, Jr. and Allwaste. (Exhibit 10.25 to the 1996 10-K is hereby incorporated by reference.)

  10.26  --   Executive Severance Agreement dated November 11, 1996, between
              James E. Rief and Allwaste. (Exhibit 10.26 to the 1996 10-K is hereby incorporated by reference.)

  10.27  --   Executive Severance Agreement dated November 11, 1996, between
              William L. Fiedler and Allwaste. (Exhibit 10.27 to the 1996 10-K is hereby incorporated by reference.)

  10.28  --   Executive Severance Agreement dated November 11, 1996, between
              Michael W. Ramirez and Allwaste. (Exhibit 10.28 to the 1996 10-K is hereby incorporated by reference.)

  10.29  --   1996 Interim Management Bonus Plan.  (Exhibit 10.29 to the 1996
              10-K is hereby incorporated by reference.)

  10.30  --   Third Amendment to Employment Agreement dated November 11, 1996, between Robert M. Chiste and Allwaste.  (Exhibit 10.30 to the
              1996 10-K is hereby incorporated by reference.)

  10.31  --   Allwaste EVA Incentive Compensation Plan.  (Exhibit 10.31 to the
              1996 10-K is hereby incorporated by reference.)

   27.1  --   Financial Data Schedule.  (Filed herewith.)


     (b)   Reports on Form 8-K.

           None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ALLWASTE, INC.


Dated:  January 13, 1997                    By: /s/ T. WAYNE WREN, JR.
                                                -------------------------------
                                                    T. Wayne Wren, Jr.

                                                    Senior Vice President -
                                                    Chief Financial Officer and
                                                    Treasurer

                                EXHIBIT INDEX


         27 -- Financial Data Schedule