Form 10-Q
period 1997-02-28
ALLWASTE INC
filed 1997-04-14
CIK 804742

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1997 or
                                    -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ----------------

     Commission file number 1-11016


                                 ALLWASTE, INC.
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                           74-2427167
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

     5151 SAN FELIPE, SUITE 1600
           HOUSTON, TEXAS                                       77056-3609
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

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 9, 1997 was 37,481,244.

===============================================================================

                                  REPORT INDEX



PART AND ITEM NO.                                                                     PAGE NO.
-----------------                                                                     --------
PART I - Financial Information

      Item 1 - Financial Statements

      General Information ...........................................................    1

      Condensed Consolidated Balance Sheets as of February 28, 1997 (unaudited)
          and August 31, 1996 .......................................................    2

      Condensed Consolidated Statements of Operations for the Six and Three Months
         Ended February 28, 1997 and February 29, 1996 (unaudited) ..................    3

      Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended February 28, 1997 and February 29, 1996 (unaudited) ..................    4

      Notes to Condensed Consolidated Financial Statements (unaudited) ..............    5

      Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ........................................    8

PART II - Other Information

      Item 2 - Changes in Securities ................................................   13

      Item 4 - Submission of Matters to a Vote of Security Holders ..................   13

      Item 6 - Exhibits and Reports on Form 8-K .....................................   14

                     PART I, ITEM 1 - FINANCIAL INFORMATION
                              GENERAL INFORMATION

        The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the six and three months ended February 28, 1997 and February 29, 1996.

        Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the fiscal year ended August 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          February 28,  August 31,
                                                                             1997          1996
                                                                          ------------  ----------
                                                                          (Unaudited)    (Audited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $     995    $   2,436
   Receivables, net                                                           75,297       75,114
   Prepaid expenses                                                            7,272        3,796
   Deferred income taxes and other assets                                      9,448       11,170
                                                                           ---------    ---------

    Total current assets                                                      93,012       92,516
                                                                           ---------    ---------

INVESTMENTS                                                                   17,034       11,030

PROPERTY AND EQUIPMENT, at cost                                              248,924      248,280
   Less -- Accumulated depreciation                                         (125,975)    (119,307)
                                                                           ---------    ---------
                                                                             122,949      128,973
                                                                           ---------    ---------

GOODWILL, net of accumulated amortization                                     86,145       88,032
NOTES RECEIVABLE                                                              12,248       13,517
OTHER ASSETS                                                                   3,190        3,119
                                                                           ---------    ---------

    Total assets                                                           $ 334,578    $ 337,187
                                                                           =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  18,354    $  19,250
   Accrued liabilities:
    Income taxes payable                                                         457        5,383
    Other                                                                     36,607       42,892
   Current maturities of long-term and convertible subordinated debt           9,992        6,249
                                                                           ---------    ---------

    Total current liabilities                                                 65,410       73,774
                                                                           ---------    ---------

LONG-TERM DEBT, net of current maturities                                     98,066       87,971

CONVERTIBLE SUBORDINATED DEBT, net of current maturities                      32,339       33,924

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                   12,463       10,572

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common Stock                                                                  399          398
   Additional paid-in capital                                                 56,090       55,699
   Retained earnings                                                          87,540       84,163
                                                                           ---------    ---------
                                                                             144,029      140,260
   Less:
    Treasury Stock                                                           (17,091)      (8,561)
    Unearned compensation related to outstanding restricted Common Stock        (638)        (753)
                                                                           ---------    ---------

      Total shareholders' equity                                             126,300      130,946
                                                                           ---------    ---------

      Total liabilities and shareholders' equity                           $ 334,578    $ 337,187
                                                                           =========    =========


See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      For the Six Months Ended  For the Three Months Ended
                                                      ------------------------- --------------------------
                                                      February 28, February 29, February 28, February 29,
                                                         1997         1996         1997         1996
                                                      ------------ ------------ ------------ -------------
REVENUES                                               $ 190,018    $ 188,076    $  89,111    $  88,278

COST OF OPERATIONS                                       142,454      141,664       68,003       69,451
                                                       ---------    ---------    ---------    ---------

     Gross profit                                         47,564       46,412       21,108       18,827

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              37,006       40,341       17,869       19,552

INTEREST EXPENSE                                          (4,760)      (4,821)      (2,425)      (2,410)
INTEREST INCOME                                              480          493          220          234
OTHER INCOME (EXPENSE), net                                  843          728          839          528
                                                       ---------    ---------    ---------    ---------

     Income (loss) from continuing operations before
       income tax provision and minority interest          7,121        2,471        1,873       (2,373)

INCOME TAX BENEFIT (PROVISION)                            (3,240)      (1,137)        (826)         994
MINORITY INTEREST, net of taxes                             (101)          24         (122)          22
                                                       ---------    ---------    ---------    ---------

     Income (loss) from continuing operations              3,780        1,358          925       (1,357)

     Discontinued Operations
       Gain on sale of glass recycling operations,
         net of applicable income taxes                       --        3,764           --           --
                                                       ---------    ---------    ---------    ---------

         Net income (loss)                             $   3,780    $   5,122    $     925    $  (1,357)
                                                       =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                             $     .10    $     .03    $     .03    $    (.03)
     Discontinued operations                                  --          .10           --           --
                                                       ---------    ---------    ---------    ---------
         Net income (loss) per common share            $     .10    $     .13    $     .03    $    (.03)
                                                       =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                 37,049       39,361       36,613       39,237
                                                       =========    =========    =========    =========


See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                           February 28, February 29,
                                                                               1997        1996
                                                                           ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                                                               $  3,780    $  5,122

    Reconciliation of net income to cash provided by operating activities:
      Depreciation                                                             13,886      14,221
      Amortization                                                              1,482       1,440
      Gain on sale of glass recycling operations                                   --      (3,764)
      (Gain) loss on sale of property and equipment                               367        (556)
      Amortization of unearned compensation - restricted stock                    115          48
      Change in assets and liabilities, net of effect of acquisitions accounted for as purchases:
           Receivables, net                                                      (213)      3,741
           Prepaid expenses and other current assets                           (1,754)       (649)
           Notes receivable and other assets                                      950         116
           Accounts payable and accrued liabilities                           (11,574)    (14,558)
           Deferred income taxes and other liabilities                          1,856        (918)
                                                                             --------    --------

        Cash provided by operating activities                                   8,895       4,243
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of glass recycling operations                               --      41,500
    Additions to property and equipment                                       (10,426)    (19,462)
    Purchase of long-term investment                                           (6,004)     (2,619)
    Proceeds from sale of property and equipment                                2,840       1,714
    Payments for acquisitions accounted for as purchases, net of
        cash acquired                                                              --      (1,034)
                                                                             --------    --------

        Cash provided by (used in) investing activities                       (13,590)     20,099
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuances of Common Stock                                       438         424
    Net increase (decrease) in revolving credit facility                       10,220     (22,185)
    Net increase (decrease) in other long term borrowings                       2,085        (930)
    Purchases of convertible subordinated debentures                              (17)         --
    Increases in Treasury Stock                                                (9,068)     (2,800)
                                                                             --------    --------

        Cash provided by (used in) financing activities                         3,658     (25,491)
                                                                             --------    --------

EFFECT OF EXCHANGE RATE CHANGES                                                  (404)       (255)
                                                                             --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,441)     (1,404)
CASH AND CASH EQUIVALENTS, beginning of period                                  2,436       4,029
                                                                             --------    --------

CASH AND CASH EQUIVALENTS, end of period                                     $    995    $  2,625
                                                                             ========    ========


See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)    Significant Accounting Policies --

       The condensed consolidated financial statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996. Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)    Acquisitions and Investments --

       On January 31, 1997, the Company exercised warrants to purchase additional shares of the Safe Seal Company, Inc. ("Safe Seal"). Consideration for this increase in the investment from 10% to 36.5% included three subordinated notes totaling $3.3 million and cash of $0.6 million. The Company now owns 2,252,079 shares of common stock and 20,000 shares of redeemable Class A preferred stock of Safe Seal for a total investment of $6.6 million. The Company is in the process of determining the excess of its investment over the fair market value of the underlying assets. Neither the excess of investment over the fair market value of assets nor the corresponding amortization will be material to the consolidated financial statements. The Company appropriately changed its method of accounting for the investment from the cost method to the equity method. The effect of this change on the Company's prior periods is immaterial and accordingly has not been restated. The Company also guarantees $14.8 million of indebtedness for Safe Seal and its affiliates.

(3)    Income Taxes --

       With respect to continuing operations, income tax provisions for interim periods are estimated based on projections of the annual effective tax rates. Certain assumptions have been made in this regard in estimating the effective tax rate for fiscal 1997, the outcome of which may not be resolved until the end of the fiscal year. The effective tax rate of 46% for the six months ended February 28, 1997 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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

                                               February 28,  August 31,
                                                   1997        1996
                                               ------------  ----------
          Current deferred tax assets            $  7,894    $  8,681
          Non-current deferred tax assets           3,448       3,383
          Valuation allowance                      (1,230)     (1,230)
                                                 --------    --------
               Total deferred tax assets           10,112      10,834
                                                 --------    --------

          Non-current deferred tax liabilities   $(15,113)   $(13,238)
                                                 --------    --------

          Net deferred tax liabilities           $ (5,001)   $ (2,404)
                                                 ========    ========

       The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                          February 28,  August 31,
                                              1997        1996
                                          ------------  ----------
          Depreciation and amortization     $(17,256)   $(15,753)
          Financial reserves and accruals
            not yet deductible                12,255      13,349
                                            --------    --------

             Total                          $ (5,001)   $ (2,404)
                                            ========    ========

4)     Net Income (Loss) Per Common Share --

       Net income (loss) per common share has been computed based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding. The calculation of fully-diluted net income per common share is not materially different from the primary calculation. The following table presents the primary weighted average number of shares outstanding for the six and three months ended February 28, 1997 and February 29, 1996 (in thousands).

                                              For the Six Months Ended  For the Three Months Ended
                                              ------------------------- --------------------------
                                              February 28, February 29, February 28, February 29,
                                                 1997         1996         1997         1996
                                              ------------ ------------ ------------ -------------
Common shares outstanding, beginning
    of fiscal period                              39,799       39,609       39,799       39,609

    Weighted average number of common shares outstanding:

       Stock options, treasury stock method          219           95          370           --

       Purchased companies                            --           24           --           25

       Exercise of stock options                      12           78           22          117

       Treasury stock and other, net              (2,981)        (445)      (3,578)        (514)
                                                  ------       ------       ------       ------

    Total weighted average common shares
       outstanding                                37,049       39,361       36,613       39,237
                                                  ======       ======       ======       ======

(5)    Long-Term Debt --

       The Company's long-term debt consists of a revolving credit agreement with a group of banks. The agreement, as last amended in January 1997, provides for an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. At April 9, 1997, after utilizing $32.4 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under this agreement was $30.3 million. Management believes that the Company is in compliance with all applicable covenants under the revolving credit agreement as of February 28, 1997. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement.

(6)    Incentive Plans --

       On October 26, 1995, the Company's Board of Directors adopted a limited single-purpose incentive plan for certain key employees. Pursuant to this plan, each participating key employee that purchased shares of the Company's Common Stock, based on a designated percentage of his annual salary, was granted a number of shares of restricted Common Stock equal to two times the number of the shares purchased and an option to purchase a number of shares of Common Stock equal to four times the number of shares purchased. Shares of Common Stock issued under this incentive plan were treasury shares. At February 28, 1997, 206,826 shares of restricted Common Stock and options to purchase 423,464 shares of Common Stock had been granted in connection with this incentive plan. The Company does not contemplate that any additional restricted shares will be issued under the incentive plan or that any options to purchase shares of Common Stock will be granted in connection with the plan.

       The value of restricted shares awarded under this incentive plan through February 28, 1997 was $0.9 million. These amounts were recorded as unearned compensation related to outstanding restricted stock and are shown as a separate component of Shareholders' Equity. Unearned compensation is being amortized to expense over a four-year vesting period and amounted to $0.2 million and $0.1 million for the six and three months ended February 28, 1997, respectively.

       Effective September 1, 1996, in connection with the implementation of the Economic Value Added ("EVA(R)") integrated management system, the Compensation Committee of the Board of Directors approved the adoption of the Allwaste EVA Incentive Compensation Plan (the "EVA Plan"). The EVA Plan governs incentive compensation available to the Company's executive officers and other key employees. Under the EVA Plan, eligible participants are entitled to receive incentive payments based on their meeting or exceeding certain thresholds as established by the Compensation Committee in the case of executive management and by executive management in the case of other participants. A portion of each fiscal years awards (generally, one-third) carry forward to the following year and are added to incentive awards earned for that fiscal year.

(7)    Discontinued Operations --

       In September 1995, the Company sold its glass recycling operations to Strategic Holdings, Inc. ("SHI"), a company formed by Equus II, Incorporated ("Equus"). In October 1996, the Company and Equus finalized an agreement with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of redeemable Series A preferred stock redeemable beginning in 2002, and a $6.6 million subordinated note receivable due in 2002. The redeemable Series A preferred stock dividend is $.065 per share for the period prior to September 1, 1996 and $.06 per share thereafter. The subordinated note receivable interest rate is 11% for the period prior to September 1, 1996 and 10.5% thereafter. The agreement also provided that all dividends and interest due prior to August 31, 1997 will not be paid when due, but "paid in kind" in the form of two 8.036% subordinated notes issued September 30, 1996 and June 30, 1997 in the amounts of $1.3 million and $0.9 million, respectively. Principal on these two notes will be due on November 30, 2002. At February 28, 1997, the Company had accrued $0.8 million for dividends and $1.1 million for interest which is reflected in other income (expense) in the accompanying Consolidated Statements of Operations. The Company also received warrants to purchase shares of SHI common stock, providing the Company the right to own up to approximately 33% of the outstanding stock of SHI. The Company may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional consideration, if any, is not presently determinable. The Company recorded a gain on the sale of its glass recycling operations of $3.8 million, net of applicable income taxes of $1.6 million, in the first quarter of fiscal 1996.

(8)    Subsequent Events --

       On March 6, 1997, the Company announced that a definitive agreement had been reached to merge with Philip Environmental Inc. ("Philip"). The Agreement is subject to stockholder approval, regulatory approvals and certain other conditions. Upon receiving such approvals and the satisfaction of such conditions, the Company will become an indirect wholly-owned subsidiary of Philip. Under the terms of the agreement, each share of Allwaste Common Stock will be exchanged for 0.611 shares of Philip common stock.

       Subsequent to February 28, 1997, the Company has issued 79,904 shares of its Common Stock and 959,277 shares of treasury stock in exchange for $7.6 million of convertible subordinated notes which were issued as partial consideration to former owners of certain acquired businesses. In addition, the Company has issued 267,538 shares of its Common Stock on exercise of certain stock options.

                        ALLWASTE, INC. AND SUBSIDIARIES
             PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation.


RESULTS OF OPERATIONS

      Allwaste, Inc. provides integrated industrial and environmental services and acts as an outsourcing provider of on-site facility processes and services, primarily in the United States, Canada, Mexico, and Austria. With the completion of the sale of the Company's glass recycling operations in September 1995, the Company combined the prior industry segments of environmental services and container services into a single industrial services operation.

      Net income (loss) from continuing operations for the six and three months ended February 28, 1997 was $3.8 million and $0.9 million, respectively, compared with $1.4 million and ($1.4) million, respectively, for the same periods in fiscal 1996. Net income (loss) per common share from continuing operations was $.10 and $.03 for the six and three month periods ended February 28, 1997, respectively, and $.03 and ($.03), respectively, for the same prior year periods.

      The Company's revenues for the six and three months ended February 28, 1997 increased to $190.0 million and $89.1 million, respectively, compared with $188.1 million and $88.3 million, respectively, in the six and three months ended February 29, 1996. The increases of 1% were predominately internally generated. The Company's revenue growth was 4% for the six and three months ended February 28, 1997, excluding certain less profitable scaffolding and transportation services which were sold or purposefully downsized. The Company's excavation/remediation activities benefited from a continued increase in pulp and paper and quarry work through the second quarter of fiscal 1997. Increased demand for services provided to the Canadian and United States auto industries, increased demand for container services and continuing increased demand for the Company's services by the offshore oil and gas exploration industry in the Gulf of Mexico area also contributed to this growth. As part of its AllQuest program, the Company has focused on developing new outsourcing and co-sourcing opportunities which created revenue increases in the six and three month periods ended February 28, 1997 of $2.4 million and $1.0 million, respectively. These revenue increases were predominately offset by decreases in revenue generated by the Company's operations that service the Pacific and Gulf coast refining and petrochemical industries, which continue to be affected by indefinitely postponed significant project work.

      Gross operating profit increased to $47.6 million and $21.1 million, respectively, in the six and three months ended February 28, 1997, from $46.4 million and $18.8 million, respectively, in the six and three months ended February 29, 1996. Gross operating profit, as a percentage of revenues, remained constant at 25% for the first six months of fiscal 1997 compared with the same prior year period and increased 3% to 24% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The Company experienced increases in gross profit in a majority of its industry sectors. This improvement was generally attributable to the implementation of cost reduction initiatives adopted in the first half of fiscal 1996. This plan focused on improvement of profitability, the creation of shareholder value and enhanced efforts to provide more cost-effective, value-added service to the Company's large industrial customer base. The Company's container services line particularly benefited from its cost reduction initiatives implemented in the second quarter of fiscal 1996. Gross operating profit, as a percentage of revenues, was also improved by the contraction and/or divestiture of lower margin businesses subsequent to the second quarter of fiscal 1996.

      Selling, general and administrative ("SG&A") expenses, as a percentage of revenues, decreased 2% to 19% in the six months ended and 2% to 20% in the three months ended February 28, 1997. SG&A expenditures decreased by $3.3 million and $1.7 million for the six and three months ended February 28, 1997, respectively, compared with the same periods in fiscal 1996. A significant portion of the improvement was attributable to the cost reduction initiatives adopted in the first half of fiscal 1996. The Company incurred severance costs related to this plan of $1.1 million in the first half of 1996. Excluding the effect of these severance costs, SG&A expenditures decreased by $2.1 million in the first half of fiscal 1997 and by $1.1 million in the second quarter of fiscal 1997 compared with the same prior year periods.

      Interest expense remained constant at $4.8 million and $2.4 million in the six and three months ended February 28, 1997, respectively, compared with the same periods in fiscal 1996.

      Interest income and other income (expense) net was $1.3 million and $1.1 million in the six and three months ended February 28, 1997, respectively, compared with $1.2 million and $0.8 million in the six and three months ended February 29, 1996, respectively. The income was primarily related to interest and dividends of $0.4 million earned on the subordinated note receivable and the preferred stock acquired in the sale of the Company's glass recycling operations and the favorable settlement of a lawsuit relating to a previously divested business offset by losses recognized on sales of property and equipment.

      The Company's effective income tax rates for the six months ended February 28, 1997 and February 29, 1996 were 46%. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

      At the end of the second quarter of fiscal 1996, the Company embarked on a program to more strategically manage its capital resources. The program culminated in the implementation of the Economic Value Added ("EVA(R)") integrated management system in September 1996. The Company's EVA management system recognizes enhanced capital management through a cost of capital charge in its measurement of operating results.

      Net cash provided by the Company's operating activities was $8.9 million during the six months ended February 28, 1997, compared with $4.2 million for the same prior year period. Overall, the improvement in cash provided by operating activities was due to the increase in net income from continuing operations and from a continuing focus on working capital management. For the six months ended February 28, 1997, the Company had net income of $3.8 million, which included $15.4 million in depreciation and amortization. For the same period in fiscal 1996, net income was $5.1 million, which included $15.7 million in depreciation and amortization and a gain on the sale of the Company's glass recycling operation of $3.8 million in the first quarter of fiscal 1996.

      Net working capital was $27.6 million at February 28, 1997 compared with $28.6 million at February 29, 1996. The Company's current ratio was 1.4 to 1 at February 28, 1997 and February 29, 1996.

      The Company used cash of $13.6 million in investing activities in the six months ended February 28, 1997, compared with cash of $20.1 million provided in the six months ended February 29, 1996. This use of cash was primarily attributable to capital expenditures of $10.4 million compared with $19.5 million of capital expenditures in the same prior year period. The Company was able to reduce its capital spending in the first half of fiscal 1997 primarily due to increased monitoring of equipment utilization, transfers of underutilized owned equipment from lower volume, lower margin locations to higher volume, higher margin locations and the use of short-term equipment rentals. Expenditures for the remainder of fiscal 1997 are anticipated to be approximately $10.5 million. The Company's fiscal 1997 capital expenditure program will be funded from cash flows from operating activities.

      The Company paid $2.6 million in the first quarter of 1996 to acquire a 10% interest in The Safe Seal Company, Inc. ("Safe Seal") which specializes in valve repair and leak sealing. The Company increased its investment by an additional $3.9 million in the second quarter of fiscal 1997, which consisted of $0.6 million of cash and $3.3 million of subordinated notes, which increased its interest in Safe Seal to 36.5%. The Company paid $1.7 million in the first quarter of fiscal 1997 for an additional cash investment in the Company's previously owned glass recycling operation.

      In the six months ended February 28, 1997, the Company provided cash from financing activities of $3.7 million, compared with cash used of $25.5 million in the same prior year period. The Company's total short-term and long-term debt increased by $12.3 million to $140.4 million at February 28, 1997 from $128.1 million at August 31, 1996. Included in the aforementioned long-term debt, the Company's revolving credit facility increased by $10.2 million to $98.0 million at February 28, 1997 from $87.8 million at August 31, 1996. Significant factors contributing to these increases included a large tax payment attributable to the sale in fiscal 1995 of the Company's glass recycling division, $7.7 million used to repurchase shares of the Company's Common Stock, the issuance of $3.3 million in subordinated notes and $0.6 million in cash used to increase the Company's interest in Safe Seal.

      In July 1995, the Board of Directors authorized the Company to repurchase, over a two year period, up to 5,000,000 shares of the Company's Common Stock, either on the open market or in privately negotiated transactions. During the six months ended February 28, 1997, the Company spent $7.7 million to repurchase 1,649,500 shares of its Common Stock at an average cost of $4.67 per share. Subsequent to February 28, 1997, the Company has repurchased no additional shares of its Common Stock. As of February 28, 1997, 3,725,400 shares of Common Stock had been repurchased under the plan at an average cost of $4.54 per share.

      The Company's long-term debt consists of a revolving credit agreement with a group of banks. The agreement, as last amended in January 1997, provides for an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. At April 9, 1997, after utilizing $32.3 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under this agreement was $30.3 million. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement. The Company believes that its cash flow provided by operating activities and available funds under its revolving credit agreement are adequate to fund its financing needs.

     Management believes it has adequate capital resources available from internally generated funds and from the Company's revolving credit agreement to meet anticipated working capital needs, planned capital expenditures and to take advantage of new opportunities requiring capital.


ENVIRONMENTAL PROCEEDINGS

      In November 1996, the West Virginia Division of Environmental Protection (the "West Virginia DEP") issued a draft consent order against one of the Company's subsidiaries, which order seeks to impose an aggregate of approximately $229,000 in fines against the Company relating to a transportation-related spill in West Virginia in November 1995. The Company voluntarily remediated this spill in December 1995. The draft consent order alleges that in remediating the spill, the Company did not comply with certain technical West Virginia DEP remediation regulations relating to recordkeeping and generator requirements. The Company believes that the West Virginia DEP remediation regulations cited by the West Virginia DEP as the basis of this draft consent order are not relevant in the context of an emergency spill response. Therefore, the Company believes that it may be able to successfully negotiate the imposition by the West Virginia DEP of significantly lower penalties in the final consent order. The Company is actively negotiating the draft consent order with the West Virginia DEP and does not believe that the final consent order will have a material adverse effect on the Company's results of operations or financial position.


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

OUTLOOK FOR 1997

       On March 6, 1997, the Company announced that a definitive agreement had been reached to merge with Philip Environmental Inc. ("Philip"). The Agreement is subject to stockholder approval, regulatory approvals and certain other conditions. Upon receiving such approvals and the satisfaction of such conditions, the Company will become an indirect wholly-owned subsidiary of Philip. Under the terms of the agreement, each share of Allwaste Common Stock will be exchanged for 0.611 shares of Philip common stock.

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

      A significant amount of the Company's revenues from its services are generated on an as needed basis or from irregularly scheduled customer turnarounds, outages and shutdowns. Although the Company may be chosen as the vendor of choice, turnarounds, outages and shutdowns may, at the election of the customers, be deferred or canceled without penalty. The Company is also affected by business cycles experienced by its industrial customer bases and by changes in environmental laws and regulations or by changes in the interpretation or enforcement of such laws and regulations. The Company's customers have a significant capacity in the short-term to defer industrial cleaning, maintenance and disposal services. Deferrals can occur either due to a reduction in maintenance or capital funds, customer budget restraints or, conversely, increased demand for a customer's products that make it impractical to perform cleaning and maintenance on anticipated schedules. These factors make it difficult to predict, from quarter to quarter, the demand for the Company's services.


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

      In February 1997, the Financial Standards Accounting Board issued SFAS No. 128, "Earnings per Share" which is effective for years ending after December 15, 1997 (fiscal 1998 for the Company). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock in order to simplify the computation of EPS and to make the U.S. standards comparable to international EPS standards. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. Upon adoption, all prior period earnings per share data presented must be restated to conform with the new statement. Management does not expect that the adoption will have a material effect on the Company's EPS calculation.


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

                        ALLWASTE, INC. AND SUBSIDIARIES
                                    PART II

ITEM 2 - CHANGES IN SECURITIES

      The Company did not sell any unregistered securities during the second quarter of fiscal 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 17, 1997, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the following matters:

      To elect three Class I directors of the Company to hold office until the third succeeding annual meeting of stockholders after their election (the 2000 Annual Meeting) or until their successors have been duly elected and qualified.

      The proposal received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to the proposal were as follows:

                              Affirmative   Negative                  Votes      Broker
Proposal                         Votes       Votes     Abstentions   Withheld   Non-Votes
--------                      -----------   --------   -----------   --------   ---------
1.  Election of Directors

       Michael A. Baker        29,688,353     N/A          N/A        724,237     None

       R. L. Nelson, Jr.       29,642,303     N/A          N/A        770,287     None

       Frank A. Rossi          29,678,353     N/A          N/A        737,237     None

      In addition to the three directors listed in Proposal 1 who were elected at the 1997 Annual Meeting, the following directors' terms of office continued after the meeting and will continue through the annual meeting of stockholders as indicated:

                                                     Term through
      Name                                        Annual Meeting of
      ----                                        -----------------
      Robert L. Knauss                                  1998

      T. Michael Young                                  1998

      Robert M. Chiste                                  1998

      Thomas J. Tierney                                 1999

      William E. Haynes                                 1999

      John U. Clarke                                    1999

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.

      Exhibit
        No.    Description
        ---    -----------

       3.1  -- Amended and Restated Certificate of Incorporation of
               Allwaste, Inc. ("Allwaste"), effective February 22, 1990. (Exhibit 3.1 to the Allwaste Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended February 28, 1990 is hereby incorporated by reference.)

       3.2 -- Corrected Bylaws of Allwaste (Exhibit 3.2 to the Allwaste Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992 (the "1992 10-K"), is hereby incorporated by reference.)

       3.3 -- Certificate of Designation of Series One Junior Participating Preferred Stock of Allwaste, Inc., effective November 19, 1996. (Exhibit 3.3 to the Allwaste Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (the "1996 10-K") is hereby incorporated by reference.)

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

      10.10 -- Agreement and Fourth Amendment to Credit Agreement dated
               October 18, 1994, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit
               10.10 to the February 10-Q is hereby incorporated by reference.)

      10.11 -- Agreement and Fifth Amendment to Credit Agreement dated
               August 31, 1995, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit
               10.11 to the February 10-Q is hereby incorporated by reference.)

      10.12 -- First Amendment to Employment Agreement dated as of October 26, 1995, between Robert M. Chiste and Allwaste. (Exhibit 10.6 to the Allwaste Annual Report on Form 10-K (File No. 1-11016) for the fiscal year ended August 31, 1995, filed November 30, 1995 (the "1995 Form 10-K"), is hereby incorporated by reference.)

      10.13 -- Agreement and Sixth Amendment to Credit Agreement dated
               February 29, 1996, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit
               10.13 to the Allwaste Quarterly Report on Form 10-Q (File No. 1-11016) for the fiscal quarter ended May 31, 1996 (the "May 10-Q") is hereby incorporated by reference.)

      10.14 -- Agreement and Seventh Amendment to Credit Agreement dated
               August 1, 1996, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Exhibit
               10.14 to the 1996 10-K is hereby incorporated by reference.)

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

      10.31 -- Allwaste EVA Incentive Compensation Plan. (Exhibit 10.31 to the 1996 10-K is hereby incorporated by reference.)

      10.32 -- Agreement and Eighth Amendment to Credit Agreement dated December 1, 1996, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Filed herewith.)

      10.33 -- Non-Employee Director Restricted Stock Plan. (Filed herewith.)

      10.34 -- Interim Deferred Compensation Plan. (Filed herewith.)

       27.1 -- Financial Data Schedule. (Filed herewith.)

      (b) Reports on Form 8-K.

      Allwaste, Inc. (the "Company") Current Report on Form 8-K dated March 6, 1997, filed April 4, 1997, related to the proposed merger of Philip/Atlas Merger Corp., an indirect wholly-owned subsidiary of Philip Environmental Inc. and the Company.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLWASTE, INC.


Dated: April 11, 1997                  By:
                                           ----------------------------------
                                           T. Wayne Wren, Jr.
                                           Senior Vice President - Chief
                                             Financial Officer and Treasurer

                               INDEX TO EXHIBITS
                               -----------------

      EXHIBIT
      NUMBER                         DESCRIPTION
      ------                         -----------
      10.32 -- Agreement and Eighth Amendment to Credit Agreement dated December 1, 1996, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank National Association, a national banking association, as Agent. (Filed herewith.)

      10.33 -- Non-Employee Director Restricted Stock Plan. (Filed herewith.)

      10.34 -- Interim Deferred Compensation Plan. (Filed herewith.)

       27.1 -- Financial Data Schedule. (Filed herewith.)