Form 10-Q
period 1997-05-31
ALLWASTE INC
filed 1997-07-15
CIK 804742

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       May 31, 1997         or
                                       -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    ------------------

       Commission file number 1-11016




                                 ALLWASTE, INC.
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                   74-2427167
                                                          --------
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                  Identification Number)


   5151 SAN FELIPE, SUITE 1600
          HOUSTON, TEXAS                                77056-3609
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
                                              -----      -----

     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 10, 1997, was 37,632,596.

                                  REPORT INDEX



PART AND ITEM NO.                                                                           PAGE NO.
-----------------                                                                           --------

PART I - Financial Information

     Item 1 - Financial Statements

     General Information    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

     Condensed Consolidated Balance Sheets as of May 31, 1997 (unaudited)
         and August 31, 1996    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

     Condensed Consolidated Statements of Income for the Nine and Three Months
        Ended May 31, 1997 and May 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . .    3

     Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended May 31, 1997 and May 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . .    4

     Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . . .    5

     Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .    8

PART II - Other Information

     Item 1 - Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     Item 2 - Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     Item 6 - Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . .   13

                     PART I, ITEM 1 - FINANCIAL INFORMATION
                              GENERAL INFORMATION

       The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the nine and three months ended May 31, 1997 and May 31, 1996.

       Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the fiscal year ended August 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC, and the Company's Proxy Statement dated June 30, 1997, included in the Registration Statement on Form F-4 of Philip Services Corp. ("Philip"), formerly Philip Environmental Inc., filed with the SEC on April 22, 1997, in connection with the acquisition of the Company by Philip.

                        ALLWASTE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       May 31,             August 31,
                                                                         1997                 1996
                                                                      ----------           ----------
                                                                      (Unaudited)           (Audited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $     2,017          $     2,436
  Receivables, net                                                         86,326               75,114
  Prepaid expenses                                                          9,105                3,796
  Deferred income taxes and other assets                                    8,208               11,170
                                                                      -----------          -----------

   Total current assets                                                   105,656               92,516
                                                                      -----------          -----------

INVESTMENTS                                                                16,986               11,030

PROPERTY AND EQUIPMENT, at cost                                           256,344              248,280
  Less -- Accumulated depreciation                                       (130,288)            (119,307)
                                                                      ----------           ----------
                                                                          126,056              128,973
                                                                      -----------          -----------

GOODWILL, net of accumulated amortization                                  85,529               88,032

NOTES RECEIVABLE                                                           11,840               13,517

OTHER ASSETS                                                                3,203                3,119
                                                                      -----------          -----------

   Total assets                                                       $   349,270          $   337,187
                                                                      ===========          ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $    22,394          $    19,250
  Accrued liabilities:
   Income taxes payable                                                       689                5,383
   Other                                                                   35,987               42,892
  Current maturities of long-term and convertible subordinated debt         2,447                6,249
                                                                      -----------          -----------
   Total current liabilities                                               61,517               73,774
                                                                      -----------          -----------
LONG-TERM DEBT, net of current maturities                                 103,045               87,971

CONVERTIBLE SUBORDINATED DEBT, net of current maturities                   32,259               33,924

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                12,796               10,572

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common Stock                                                                404                  398
  Additional paid-in capital                                               62,196               55,699
  Retained earnings                                                        91,389               84,163
                                                                      -----------          -----------
                                                                          153,989              140,260
  Less:
   Treasury Stock                                                         (13,756)              (8,561)
   Unearned compensation related to outstanding
       restricted Common Stock                                               (580)                (753)
                                                                      -----------          -----------
     Total shareholders' equity                                           139,653              130,946
                                                                      -----------          -----------
     Total liabilities and shareholders' equity                       $   349,270          $   337,187
                                                                      ===========          ===========

See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              For the Nine Months Ended         For the Three Months Ended
                                            --------------------------------    --------------------------
                                                May 31,        May 31,            May 31,        May 31,
                                                 1997            1996              1997            1996
                                                 ----            ----              ----            ----

REVENUES                                        $295,392       $286,807           $105,374        $98,731

COST OF OPERATIONS                               218,690        213,901             76,236         72,237
                                                --------       --------           --------        -------
   Gross profit                                   76,702         72,906             29,138         26,494

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      57,082         60,156             20,076         19,815

INTEREST EXPENSE                                  (7,282)        (7,327)            (2,522)        (2,506)
INTEREST INCOME                                    1,082            773                602            280
OTHER INCOME (EXPENSE), net                        1,001          1,263                158            535
                                                --------       --------           --------        -------

   Income from continuing operations before
     income tax provision and minority interest   14,421          7,459              7,300          4,988

INCOME TAX PROVISION                              (6,562)        (3,580)            (3,322)        (2,443)
MINORITY INTEREST, net of taxes                     (117)            62                (16)            38
                                                --------       --------           --------        -------

   Income from continuing operations               7,742          3,941              3,962          2,583

   Discontinued Operations
     Gain on sale of glass recycling operations,
       net of applicable income taxes                 --          3,764                 --             --
                                                --------       --------           --------        -------
       Net income                                 $7,742         $7,705             $3,962         $2,583
                                                ========       ========           ========        =======
NET INCOME PER COMMON SHARE:
   Continuing operations                            $.21           $.10               $.10           $.07
   Discontinued operations                            --            .10                 --             --
                                                --------       --------           --------        -------
       Net income per common share                  $.21           $.20               $.10           $.07
                                                ========       ========           ========        =======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                             37,592         39,262             38,678         39,063
                                                ========       ========           ========        =======


See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                             For the Nine Months Ended
                                                                          ------------------------------
                                                                            May 31,            May 31,
                                                                              1997               1996
                                                                          -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                             $    7,742          $   7,705

   Reconciliation of net income to cash provided by operating activities:
     Depreciation                                                             20,848             21,537
     Amortization                                                              2,313              2,097
     Gain on sale of glass recycling operations                                   --             (3,764)
     (Gain) loss on sale of property and equipment                               365               (821)
     Common Stock received in lawsuit settlement                                (854)                --
     Amortization of unearned compensation - restricted stock                    173                 95
     Change in assets and liabilities, net of effect of acquisitions accounted for as purchases:
           Receivables, net                                                  (11,240)            (1,176)
           Prepaid expenses and other current assets                          (2,347)            (2,108)
           Notes receivable and other assets                                    (759)                25
           Accounts payable and accrued liabilities                           (8,081)            (9,361)
           Deferred income taxes and other non cash items                      2,232              2,223
                                                                          ----------          ---------

       Cash provided by operating activities                                  10,392             16,452
                                                                          ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of glass recycling operations                             --               41,500
   Additions to property and equipment                                       (21,880)           (23,265)
   Purchase of long-term investment, net of debt issued                       (5,965)            (2,619)
   Proceeds from sales of property and equipment                               4,903              2,893
   Payments for acquisitions accounted for as purchases, net of
     cash acquired                                                                --             (1,113)
                                                                          ----------          ---------
       Cash provided by (used in) investing activities                       (22,942)            17,396
                                                                          ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuances of Common Stock                                     3,163                553
   Net increase (decrease) in revolving credit facility                       15,180            (28,370)
   Net increase (decrease) in other long term borrowings                       2,052               (850)
   Purchases of convertible subordinated debentures                              (19)            (3,264)
   Increases in Treasury Stock                                                (7,729)            (5,482)
                                                                          ----------          ---------
       Cash provided by (used in) financing activities                        12,647            (37,413)
                                                                          ----------          ---------
EFFECT OF EXCHANGE RATE CHANGES                                                 (516)             (144)
                                                                          ----------          ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (419)            (3,709)
CASH AND CASH EQUIVALENTS, beginning of period                                 2,436              4,029
                                                                          ----------          ---------
CASH AND CASH EQUIVALENTS, end of period                                  $    2,017          $     320
                                                                          ==========          =========



 See Notes to Condensed Consolidated Financial Statements.

                        ALLWASTE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   Significant Accounting Policies --

      The condensed consolidated financial statements include the accounts of Allwaste, Inc. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 and the Company's Proxy Statement dated June 30, 1997, included in the Registration Statement on Form F-4 of Philip Services Corp. ("Philip"), formerly Philip Environmental Inc., filed with the SEC on April 22, 1997, in connection with the acquisition of the Company by Philip. Certain prior period amounts have been reclassified to conform with the current period presentation.

      On March 6, 1997, the Company announced that a definitive agreement had been reached to merge with Philip. The agreement is subject to stockholder approval, regulatory approvals and certain other conditions. All necessary regulatory approvals required by the agreement have been met. Upon receiving stockholder approval and the satisfaction of certain other conditions, the Company will become an indirect wholly-owned subsidiary of Philip. Under the terms of the agreement, each share of Allwaste Common Stock will be exchanged for 0.611 shares of Philip Common Stock.

(2)   Acquisitions and Investments --

      On January 31, 1997, the Company exercised warrants to purchase additional shares of The Safe Seal Company, Inc. ("Safe Seal"). Consideration for this increase in the investment from 10% to 36.5% included three subordinated notes totaling $3.3 million and cash of $0.6 million. The Company now owns 2,502,518 shares of common stock and 20,000 shares of redeemable Class A preferred stock of Safe Seal for a total investment of $6.6 million (including goodwill of $2.9 million). The Company appropriately changed its method of accounting for the investment from the cost method to the equity method. The effect of this change on the Company's financial statements for prior periods presented is immaterial and accordingly they have not been restated. The Company's equity in losses (net of goodwill amortization over 40 years) for the nine and three months ended May 31, 1997 was $9 thousand. The Company also guarantees $17.8 million of indebtedness for Safe Seal and its affiliates.

(3)   Income Taxes --

      With respect to continuing operations, income tax provisions for interim periods are estimated based on projections of the annual effective tax rates. Certain assumptions have been made in this regard in estimating the effective tax rate for fiscal 1997, the outcome of which may not be resolved until the end of the fiscal year. The effective tax rate of 46% for the nine months ended May 31, 1997 reflects the estimated U.S. federal and state income taxes and foreign taxes on the earnings of the Company's foreign subsidiaries.

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

                                                              May 31,             August 31,
                                                               1997                   1996
                                                           -------------        -------------
      Current deferred tax assets                          $     7,262          $     8,681
      Non-current deferred tax assets                              183                3,383
      Valuation allowance                                       (1,230)              (1,230)
                                                           -----------           ----------
         Total deferred tax assets                               6,215               10,834
                                                           -----------          -----------

      Non-current deferred tax liabilities                 $  (12,273)          $  (13,238)
                                                           ----------           ----------
      Net deferred tax liabilities                         $   (6,058)          $   (2,404)
                                                           ==========           ==========

        The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                                 May 31,             August 31,
                                                                  1997                   1996
                                                              -------------        -------------

         Depreciation and amortization                        $   (17,766)          $  (15,753)
         Financial reserves and accruals
          not yet deductible                                       11,708               13,349
                                                              -----------          -----------

            Total                                             $   (6,058)          $   (2,404)
                                                              ==========           ==========

(4)   Long-Term Debt --

      The Company's long-term debt consists of a revolving credit agreement with a group of banks. The agreement, as last amended in January 1997, provides for an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. At July 10, 1997, after utilizing $33.1 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under this agreement was $24.1 million. Management believes that the Company was in compliance with all applicable covenants under the revolving credit agreement as of May 31, 1997. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement.

(5)    Significant Non-cash Financing Activities --

      During March 1997, the Company issued 79,904 shares of its Common Stock and 959,277 shares of treasury stock in exchange for $7.6 million of convertible subordinated notes which were issued as partial consideration to former owners of certain acquired businesses. At May 31, 1997 and August 31, 1996, the Company had outstanding $1.9 million and $11.0 million, respectively, of convertible subordinated notes issued as partial consideration to acquire certain businesses.

(6)   Net Income Per Common Share --

      Net income per common share has been computed based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding. The calculation of fully-diluted net income per common share is not materially different from the primary calculation. The following table presents the primary weighted average number of shares outstanding for the nine and three months ended May 31, 1997 and May 31, 1996 (in thousands):

                                                For the Nine Months Ended      For the Three Months Ended
                                               ---------------------------    -----------------------------
                                                  May 31,        May 31,        May 31,         May 31,
                                                   1997           1996            1997            1996
                                                ------------   -----------     -----------     -----------

Common shares outstanding, beginning
   of fiscal period                                39,799         39,609          39,799           39,609
   Weighted average number of common shares
      outstanding:
      Stock options, treasury stock method            586             73           1,321               30
      Purchased companies                              --             24              --               25
      Exercise of stock options                       140             98             396              136
      Treasury stock and other, net               (2,933)          (542)         (2,838)            (737)
                                                 -------        -------         -------         --------
   Total weighted average common shares
      outstanding                                  37,592         39,262          38,678           39,063
                                                 ========       ========        ========        =========

(7)   Incentive Plans --

         On October 26, 1995, the Company's Board of Directors adopted a limited single-purpose incentive plan for certain key employees. Pursuant to this plan, each participating key employee that purchased shares of the Company's Common Stock, based on a designated percentage of his annual salary, was granted a number of shares of restricted Common Stock equal to two times the number of the shares purchased and an option to purchase a number of shares of Common Stock equal to four times the number of shares purchased. Shares of Common Stock issued under this incentive plan were treasury shares. At May 31, 1997, 206,826 shares of restricted Common Stock and options to purchase 423,464 shares of Common Stock had been granted in connection with this incentive plan. The Company does not contemplate that any additional restricted shares will be issued under this incentive plan or that any options to purchase shares of Common Stock will be granted in connection with this plan.

      The value of restricted shares awarded under this incentive plan through May 31, 1997 was $0.9 million. These amounts were recorded as unearned compensation related to outstanding restricted stock and are shown as a separate component of Shareholders' Equity. Unearned compensation is being amortized to expense over a four-year vesting period and amounted to $0.2 million and $0.1 million for the nine and three months ended May 31, 1997, respectively.

      Effective September 1, 1996, in connection with the implementation of the Economic Value Added ("EVA(R)") integrated management system, the Compensation Committee of the Board of Directors approved the adoption of the Allwaste EVA Incentive Compensation Plan (the "EVA Plan"). The EVA Plan governs incentive compensation available to the Company's executive officers and other key employees. Under the EVA Plan, eligible participants are entitled to receive incentive payments based on their meeting or exceeding certain thresholds as established by the Compensation Committee in the case of executive management and by executive management in the case of other participants. A portion of the awards for each fiscal year (generally, one-third) carries forward to the following year and is added to incentive awards earned for that succeeding fiscal year.

(8)   Discontinued Operations --

      In September 1995, the Company sold its glass recycling operations to Strategic Holdings, Inc. ("SHI"), a company formed by Equus II, Incorporated ("Equus"). In October 1996, the Company and Equus finalized an agreement with respect to certain post-closing issues which were unresolved on the date of the sales transaction. The total consideration, as adjusted, was $56.1 million, including $41.5 million in cash, $8.0 million of redeemable Series A preferred stock redeemable beginning in 2002, and a $6.6 million subordinated note receivable due in 2002. The redeemable Series A preferred stock dividend is $.065 per share for the period prior to September 1, 1996 and $.06 per share thereafter. The subordinated note receivable interest rate is 11% for the period prior to September 1, 1996 and 10.5% thereafter. The agreement also provided that all dividends and interest due prior to August 31, 1997 will not be paid when due, but "paid in kind" in the form of two 8.036% subordinated notes issuable on September 30, 1996 and June 30, 1997 in the amounts of $1.3 million and $0.9 million, respectively. Principal on these two notes will be due on November 30, 2002. As of May 31, 1997, the Company had accrued $0.9 million for dividends and $1.4 million for interest. For the nine months ended May 31, 1997, the Company recognized $0.6 million as interest income and $0.4 million as dividend income which is reflected in other income (expense) in the accompanying Consolidated Statements of Income. The Company also received warrants to purchase shares of SHI common stock, providing the Company the right to own up to approximately 33% of the outstanding stock of SHI. The Company may receive additional consideration in the form of an adjustment to the purchase price in the event that Equus' internal rate of return, as defined, exceeds certain predetermined targets. The amount of such additional consideration, if any, is not presently determinable. The Company recorded a gain on the sale of its glass recycling operations of $3.8 million, net of applicable income taxes of $1.6 million, in the first quarter of fiscal 1996.

                        ALLWASTE, INC. AND SUBSIDIARIES
             PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 and the Company's Proxy Statement dated June 30, 1997, included in the Registration Statement on Form F-4 of Philip Services Corp. ("Philip"), formerly Philip Environmental Inc., filed with the SEC on April 22, 1997, in connection with the acquisition of the Company by Philip. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation.

      On March 6, 1997, the Company announced that a definitive agreement had been reached to merge with Philip. The agreement is subject to stockholder approval, regulatory approvals and certain other conditions. Upon receiving stockholder approvals and the satisfaction of certain other conditions, the Company will become an indirect wholly-owned subsidiary of Philip. All necessary regulatory approvals required by the agreement have been met. Under the terms of the agreement, each share of Allwaste Common Stock will be exchanged for 0.611 shares of Philip Common Stock.

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

     Net income from continuing operations for the nine and three months ended May 31, 1997 was $7.7 million and $4.0 million, respectively, compared with $3.9 million and $2.6 million, respectively, for the same periods in fiscal 1996. Net income per common share from continuing operations was $.21 and $.10 for the nine and three month periods ended May 31, 1997, respectively, and $.10 and $.07, respectively, for the same prior year periods.

     The Company's revenues for the three months ended May 31, 1997 increased to $105.4 million compared with $98.7 million in the three months ended May 31, 1996. The increase of 6.7% was internally generated. The Company's revenue growth was 8.3% for the three months ended May 31, 1997, excluding certain less profitable scaffolding and transportation services which were sold or purposefully downsized. The Company's excavation/remediation activities benefited from a continued increase in pulp and paper and quarry work through the third quarter of fiscal 1997. Increased demand for services provided to the Canadian and United States auto industries, increased services provided to the power plant industry, and continuing increased demand for the Company's services by the offshore oil and gas exploration industry in the Gulf of Mexico area contributed to this growth. Revenues generated by the Company's operations that service the Pacific and Gulf Coast refining and petrochemical industries continued to stabilize. While Pacific and Gulf Coast revenues for the nine month period are down from last fiscal year, the third quarter revenues have improved to equal revenues of the three months ended May 31, 1996.

     Revenues for the nine months ended May 31, 1997 increased 3% to $295.4 million compared with $286.8 million for the nine months ended May 31, 1996. Continued growth in the Company's excavation/remediation activities, services provided to the offshore oil and gas exploration industry in the Gulf of Mexico area, and services provided to the Canadian and United States auto industries were primarily responsible for a significant portion of the increase in revenues. This growth was partially offset by decreases attributable to operations that service the Pacific and Gulf Coast refining and petrochemical industries, as noted above, and to scaffolding and transportation services that were purposefully downsized.

     Gross profit increased to $76.7 million and $29.1 million in the nine and three months ended May 31, 1997, from $72.9 million and $26.5 million in the nine and three months ended May 31, 1996, respectively. Gross profit, as a percentage of revenues, increased slightly to 26.0% from 25.4% for the first nine months of fiscal 1997 compared with the same prior year period and increased to 27.7% in the third quarter of fiscal 1997 compared with 26.8% for the third quarter of fiscal 1996. The Company experienced increases in gross profit in a majority of its industry sectors. This improvement was generally attributable to the implementation of ongoing cost reduction initiatives started in the first half of fiscal 1996 and revenue volume increases. The cost reduction initiatives have focused on improvement of profitability, the creation of shareholder value and enhanced efforts to provide more cost-effective, value-added service to the Company's large industrial customer base. The Company's container services line particularly benefited from its cost reduction initiatives implemented in the second quarter of fiscal 1996. Gross operating profit, as a percentage of revenues, was also improved by the contraction and/or divestiture of lower margin businesses subsequent to the second quarter of fiscal 1996.

     Selling, general and administrative ("SG&A") expenses, as a percentage of revenues, decreased 1.7% to 19.3% from 21.0% in the nine months ended, and 1.0% to 19.1% from 20.1% in the three months ended, May 31, 1997. SG&A expenditures decreased by $3.1 million to $57.1 million for the nine months ended May 31, 1997, compared with $60.2 million for the same period in fiscal 1996. A significant portion of the improvement was attributable to the cost reduction initiatives started in the first half of fiscal 1996. The Company incurred severance costs related to this plan of $1.3 million in the first nine months of 1996. Excluding the effect of these severance costs, SG&A expenditures decreased by $1.8 million in the first nine months of fiscal 1997 compared with the same prior year period. For the three months ended May 31, 1997, SG&A expenditures increased slightly by $0.3 million to $20.1 million compared with $19.8 million for the same period ended May 31, 1996. This increase is primarily attributable to the increased business volumes.

     Interest expense remained constant at $7.3 million and $2.5 million in the nine and three months ended May 31, 1997, respectively, compared with the same periods in fiscal 1996.

     Interest income and other income (expense), net was $2.1 million and $0.8 million in the nine and three months ended May 31, 1997, respectively, compared with $2.0 million and $0.8 million in the nine and three months ended May 31, 1996, respectively. The income was primarily related to interest and dividends earned on the subordinated note receivable and the preferred stock acquired in the sale of the Company's glass recycling operations and the favorable settlement of a lawsuit relating to a previously divested business and was partially offset by losses recognized on sales of property and equipment.

     The Company's effective income tax rate for the nine months ended May 31, 1997 was 46% compared with 48% for the nine months ended May 31, 1996. The effective tax rate was higher than the statutory federal rate of 35% primarily due to the effect of the nondeductibility of a portion of meal and entertainment expenses, the nondeductible amortization of a portion of the Company's goodwill, state income taxes and Canadian earnings which are taxed at a higher statutory rate.

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

     Net cash provided by the Company's operating activities was $10.4 million during the nine months ended May 31, 1997, compared with $16.5 million for the same prior year period. For the nine months ended May 31, 1997, the Company had net income of $7.7 million, which included $23.2 million in depreciation and amortization. For the same period in fiscal 1996, net income was $7.7 million, which included $23.6 million in depreciation and amortization and a gain on the sale of the Company's glass recycling operation of $3.8 million in the first quarter of fiscal 1996. Working capital was $44.1 million at May 31, 1997 compared with $25.9 million at May 31, 1996. Net working capital increases were primarily attributable to increased accounts receivable due to increased sales volumes during the quarter ended May 31, 1997 and decreases in accrued liabilities from August 31, 1996 primarily due to payments of income taxes and payments related to prior policy years under the Company's insurance programs that were accrued and outstanding at August 31, 1996.

     The Company used cash of $22.9 million in investing activities in the nine months ended May 31, 1997, compared with cash of $17.4 million provided in the nine months ended May 31, 1996. The $17.4 million cash provided in the nine months ended May 31, 1996 included $41.5 million of cash received from the sale of the Company's former glass recycling operations in September 1995. The use of cash in the nine months ended May 31,

1997 was primarily attributable to capital expenditures of $21.9 million compared with $23.3 million of capital expenditures in the same prior year period. The Company was able to reduce its capital spending in fiscal 1997 primarily due to increased monitoring of equipment utilization, transfers of underutilized owned equipment from lower volume, lower margin locations to higher volume, higher margin locations and the use of short-term equipment rentals. Expenditures for the remainder of fiscal 1997 are anticipated to be approximately $8.3 million. The Company's fiscal 1997 capital expenditure program will be funded from cash flows from operating activities.

     The Company paid $2.6 million in the first quarter of 1996 to acquire a 10% interest in The Safe Seal Company, Inc. ("Safe Seal") which specializes in valve repair and leak sealing services. The Company increased its investment by an additional $3.9 million in the second quarter of fiscal 1997, which consisted of $0.6 million of cash and $3.3 million of subordinated notes, which increased its equity interest in Safe Seal to 36.5%. The Company paid $1.7 million in the first quarter of fiscal 1997 for an additional cash investment in the Company's previously owned glass recycling operation.

     In the nine months ended May 31, 1997, the Company provided cash from financing activities of $12.6 million, compared with cash used of $37.4 million in the same prior year period. The Company's total short-term and long-term debt increased by $9.6 million to $137.8 million at May 31, 1997 from $128.1 million at August 31, 1996. Included in the aforementioned long-term debt, the Company's revolving credit facility increased by $15.2 million to $103.0 million at May 31, 1997 from $87.8 million at August 31, 1996. Significant factors contributing to these increases included tax payments of $5.3 million attributable to the sale in fiscal 1996 of the Company's glass recycling division and current year earnings, $7.7 million used to repurchase shares of the Company's Common Stock, the issuance of $3.3 million in subordinated notes and $0.6 million in cash used to increase the Company's interest in Safe Seal. These increases were offset by the retirement of $7.6 million of convertible subordinated notes, which were originally issued as partial consideration to former owners of certain acquired businesses, by issuing 79,904 shares of Common Stock and 959,277 shares of treasury stock. Also, an additional $1.6 million of convertible subordinated notes were retired by cash payments.

     In July 1995, the Board of Directors authorized the Company to repurchase, over a two year period, up to 5,000,000 shares of the Company's Common Stock, either on the open market or in privately negotiated transactions. During the nine months ended May 31, 1997, the Company spent $7.7 million to repurchase 1,649,500 shares of its Common Stock at an average cost of $4.67 per share. Subsequent to May 31, 1997, the Company has repurchased no additional shares of its Common Stock. As of May 31, 1997, 3,725,400 shares of Common Stock had been repurchased under the plan at an average cost of $4.54 per share. At May 31, 1997, after issuing shares from treasury stock, predominately for the previously mentioned conversion of convertible subordinated notes the Company held 2,866,976 shares of its Common Stock as treasury stock.

     The Company's long-term debt consists of a revolving credit agreement with a group of banks. The agreement, as last amended in January 1997, provides for an unsecured $160 million revolving line of credit to the Company through January 31, 1999, at which time any outstanding borrowings convert to a term loan due in equal quarterly installments through January 31, 2003. At July 10, 1997, after utilizing $33.1 million of the credit facility for letters of credit to secure certain insurance obligations and performance bonds, available borrowing capacity under this agreement was $24.1 million. Borrowing availability is subject to the Company maintaining certain minimum financial ratios as set forth in the agreement. The Company believes that its cash flows provided by operating activities and available funds under its revolving credit agreement are adequate to fund its financing needs.

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

OUTLOOK FOR 1997

     On March 6, 1997, the Company announced that a definitive agreement had been reached to merge with Philip. The agreement is subject to stockholder approval, regulatory approvals and certain other conditions. Upon receiving stockholder approval and the satisfaction of other certain conditions, the Company will become an indirect wholly-owned subsidiary of Philip. All regulatory approvals have been met. Under the terms of the agreement, each share of Allwaste Common Stock will be exchanged for 0.611 shares of Philip Common Stock.

     The Company has clearly defined the industrial customer as the focus of its business strategy. The Company's fiscal 1996 sale of its glass recycling operations has allowed it to narrow its focus on providing services to the industrial customer and provided additional capital for expansion of this core business and for development of opportunities independently or through partnering arrangements in the areas of water and wastewater management, energy services, contract labor services and, through its investment in Safe Seal, leak sealing and valve restoration services. The Company will continue to evaluate its complement of services offered and allocate capital accordingly.

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

     The Company is also focusing on cost control and gross margin expansion through fiscal 1997. The Company intends to implement selected price increases when market conditions permit and as a by-product of value-added selling efforts. The Company anticipates savings resulting from the cost reduction in fiscal 1996 and ongoing cost-reduction initiatives to continue to positively affect its results of operations in fiscal 1997.

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

ITEM 1 - LEGAL PROCEEDINGS

     In November 1996, the West Virginia Division of Environmental Protection (the "West Virginia DEP") issued a draft consent order against one of the Company's subsidiaries, which order sought to impose an aggregate of approximately $229,000 in fines against the Company relating to a transportation-related spill in West Virginia in November 1995. The Company had voluntarily remediated this spill in December 1995. The draft consent order alleged that in remediating the spill, the Company did not comply with certain technical West Virginia DEP remediation regulations relating to recordkeeping and generator requirements. In July 1997, the Company finalized negotiations with the West Virginia DEP of a final consent order, pursuant to which the Company agreed to pay an aggregate of $137,750 to the West Virginia DEP (consisting of $130,000 in penalties and $7,750 in costs incurred by the West Virginia DEP).

ITEM 2 - CHANGES IN SECURITIES

   The Company did not sell any unregistered securities during the third quarter of fiscal 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
       No.         Description
     -------       -----------

       3.1    --   Amended and Restated Certificate of Incorporation of
                   Allwaste, Inc. ("Allwaste"), effective February 22, 1990.
                   (Exhibit 3.1 to the Allwaste Quarterly Report on Form 10-Q
                   (File No. 0- 15217) for the fiscal quarter ended February
                   28, 1990 is hereby incorporated by reference.)

       3.2    --   Corrected Bylaws of Allwaste (Exhibit 3.2 to the Allwaste
                   Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992
                   (the "1992 10-K"), is hereby incorporated by reference.)

       3.3    --   Certificate of Designation of Series One Junior
                   Participating Preferred Stock of Allwaste, Inc., effective
                   November 19, 1996.  (Exhibit 3.3 to the Allwaste Annual
                   Report on Form 10-K for the fiscal year ended August 31, 1996 (the "1996 10-K") is hereby incorporated by reference.)

       4.1    --   Specimen Common Stock certificate (Exhibit 4.1 to the
                   Allwaste Quarterly Report on Form 10-Q (File No. 1-11016) for the fiscal quarter ended February 29, 1996 (the
                   "February 10-Q") is hereby incorporated by reference.)

       4.2    --   Specimen debenture certificate (Exhibit 4.2 to the 1992
                   10-K is hereby incorporated by reference.)

       4.3    --   Form of Indenture between Allwaste and Texas Commerce Trust
                   Company of New York dated June 1, 1989, relating to certain debentures of Allwaste. (Exhibit 4.1 to the Allwaste
                   Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989 is hereby incorporated by reference.)

       4.4    --   Stockholder Rights Agreement dated August 5, 1996, between
                   Allwaste and American Stock Transfer & Trust Company as
                   Rights Agent.  (Exhibit 1 to the Allwaste, Inc.
                   Registration Statement on Form 8-A, filed November 14,
                   1996, is hereby incorporated by reference.)

       4.5    --   First Amendment to Stockholder Rights Agreement dated
                   effective as of March 5, 1997, by and between Allwaste and American Stock Transfer and Trust Company as Rights Agent
                   (Exhibit 1.2 to Allwaste Registration Statement on Form
                   8-A/A-2 (File No. 1-11016), filed April 24, 1997, is hereby incorporated by reference.)

       10.1    --   Employment Agreement dated October 23, 1986, between R.L.
                    Nelson, Jr. and Allwaste.  (Exhibit 10.1 to the Allwaste
                    Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1994, filed November 29, 1994
                    (the "1994 10-K"), is hereby incorporated by reference.)

       10.2    --   Employment Agreement dated October 17, 1994, between Robert
                    M. Chiste and Allwaste. (Exhibit 10.6 to the 1994 10-K is hereby incorporated by reference.)

       10.3    --   Allwaste Amended and Restated 1989 Replacement
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
                    December 1, 1996, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank
                    National Association, a national banking association, as Agent. (Exhibit 10.32 to the Allwaste Quarterly Report on
                    Form 10-Q for the fiscal quarter ended February 28, 1997
                    (the "February 1997 10-Q" is hereby incorporated by reference.)

       10.33   --   Non-Employee Director Restricted Stock Plan.  (Exhibit
                    10.33 to the February 1997 10-Q is hereby incorporated by reference.)

       10.34   --   Interim Deferred Compensation Plan.  (Exhibit 10.34 to the
                    February 1997 10-Q is hereby incorporated by reference.)

       10.35   --   Agreement and Ninth Amendment to Credit Agreement dated
                    January 10, 1997, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank
                    National Association, a national banking association, as Agent. (Filed herewith.)

       10.36   --   Allwaste Deferred Compensation Plan Trust Agreement dated
                    effective as of May 15, 1997.  (Filed herewith).

       10.37   --   Allwaste Deferred Compensation Plan dated effective as of
                    May 15, 1997.  (Filed herewith.)

       10.38   --   Allwaste Supplemental Executive Retirement Plan dated
                    effective as of January 1, 1997.  (Filed herewith.)

       10.39   --   Agreement and Plan of Merger dated March 5, 1997, by and
                    among Philip Environmental Inc. (now known as Philip
                    Services Corp.), Taro Aggregates Ltd., Philip/Atlas Merger
                    Corp. and Allwaste.  (Exhibit 99.2 to the Allwaste Current
                    Report on Form 8-K dated March 6, 1997, filed April 4,
                    1997, is hereby incorporated by reference.)

       10.40   --   First Amendment to the Allwaste EVA Incentive Compensation
                    Plan.  (Filed herewith.)

       10.41   --   Corrective Amendment to the Allwaste, Inc. Amended and
                    Restated 1989 Replacement Non-Qualified Stock Option Plan.
                    (Filed herewith.)

       10.42   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and Robert M. Chiste.
                    (Filed herewith.)

       10.43   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and David E. Fanta.
                    (Filed herewith.)

       10.44   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and William L.
                    Fiedler.  (Filed herewith.)

       10.45   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and R. L. Nelson, Jr.
                    (Filed herewith.)

       10.46   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and Michael W.
                    Ramirez.  (Filed herewith.)

       10.47   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and James E. Rief.
                    (Filed herewith.)

       10.48   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and T. Wayne Wren, Jr.
                    (Filed herewith.)

       27.1    --   Financial Data Schedule.  (Filed herewith.)

        (b)   Reports on Form 8-K.

            Allwaste, Inc. (the "Company") Current Report on Form 8-K dated March 6, 1997, filed April 4, 1997, related to the proposed merger of Philip/Atlas Merger Corp., an indirect wholly-owned subsidiary of Philip Environmental Inc. (now known as Philip Services Corp.) and the Company.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Allwaste, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLWASTE, INC.


Dated: July 14, 1997                    By: /s/ T. Wayne Wren, Jr.
                                            -----------------------------------
                                            T. Wayne Wren, Jr.
                                            Senior Vice President - Chief
                                            Financial Officer and Treasurer

                                 EXHIBIT INDEX

     Exhibit
       No.         Description
     -------       -----------

       3.1    --   Amended and Restated Certificate of Incorporation of
                   Allwaste, Inc. ("Allwaste"), effective February 22, 1990.
                   (Exhibit 3.1 to the Allwaste Quarterly Report on Form 10-Q
                   (File No. 0- 15217) for the fiscal quarter ended February
                   28, 1990 is hereby incorporated by reference.)

       3.2    --   Corrected Bylaws of Allwaste (Exhibit 3.2 to the Allwaste
                   Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1992, filed November 27, 1992
                   (the "1992 10-K"), is hereby incorporated by reference.)

       3.3    --   Certificate of Designation of Series One Junior
                   Participating Preferred Stock of Allwaste, Inc., effective
                   November 19, 1996.  (Exhibit 3.3 to the Allwaste Annual
                   Report on Form 10-K for the fiscal year ended August 31, 1996 (the "1996 10-K") is hereby incorporated by reference.)

       4.1    --   Specimen Common Stock certificate (Exhibit 4.1 to the
                   Allwaste Quarterly Report on Form 10-Q (File No. 1-11016) for the fiscal quarter ended February 29, 1996 (the
                   "February 10-Q") is hereby incorporated by reference.)

       4.2    --   Specimen debenture certificate (Exhibit 4.2 to the 1992
                   10-K is hereby incorporated by reference.)

       4.3    --   Form of Indenture between Allwaste and Texas Commerce Trust
                   Company of New York dated June 1, 1989, relating to certain debentures of Allwaste. (Exhibit 4.1 to the Allwaste
                   Quarterly Report on Form 10-Q (File No. 0-15217) for the fiscal quarter ended May 31, 1989 is hereby incorporated by reference.)

       4.4    --   Stockholder Rights Agreement dated August 5, 1996, between
                   Allwaste and American Stock Transfer & Trust Company as
                   Rights Agent.  (Exhibit 1 to the Allwaste, Inc.
                   Registration Statement on Form 8-A, filed November 14,
                   1996, is hereby incorporated by reference.)

       4.5    --   First Amendment to Stockholder Rights Agreement dated
                   effective as of March 5, 1997, by and between Allwaste and American Stock Transfer and Trust Company as Rights Agent
                   (Exhibit 1.2 to Allwaste Registration Statement on Form
                   8-A/A-2 (File No. 1-11016), filed April 24, 1997, is hereby incorporated by reference.)

       10.1    --   Employment Agreement dated October 23, 1986, between R.L.
                    Nelson, Jr. and Allwaste.  (Exhibit 10.1 to the Allwaste
                    Annual Report on Form 10-K (File No. 1-11008) for the fiscal year ended August 31, 1994, filed November 29, 1994
                    (the "1994 10-K"), is hereby incorporated by reference.)

       10.2    --   Employment Agreement dated October 17, 1994, between Robert
                    M. Chiste and Allwaste. (Exhibit 10.6 to the 1994 10-K is hereby incorporated by reference.)

       10.3    --   Allwaste Amended and Restated 1989 Replacement
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
                    December 1, 1996, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank
                    National Association, a national banking association, as Agent. (Exhibit 10.32 to the Allwaste Quarterly Report on
                    Form 10-Q for the fiscal quarter ended February 28, 1997
                    (the "February 1997 10-Q" is hereby incorporated by reference.)

       10.33   --   Non-Employee Director Restricted Stock Plan.  (Exhibit
                    10.33 to the February 1997 10-Q is hereby incorporated by reference.)

       10.34   --   Interim Deferred Compensation Plan.  (Exhibit 10.34 to the
                    February 1997 10-Q is hereby incorporated by reference.)

       10.35   --   Agreement and Ninth Amendment to Credit Agreement dated
                    January 10, 1997, by and among Allwaste, the financial institutions signatory thereto, and Texas Commerce Bank
                    National Association, a national banking association, as Agent. (Filed herewith.)

       10.36   --   Allwaste Deferred Compensation Plan Trust Agreement dated
                    effective as of May 15, 1997.  (Filed herewith).

       10.37   --   Allwaste Deferred Compensation Plan dated effective as of
                    May 15, 1997.  (Filed herewith.)

       10.38   --   Allwaste Supplemental Executive Retirement Plan dated
                    effective as of January 1, 1997.  (Filed herewith.)

       10.39   --   Agreement and Plan of Merger dated March 5, 1997, by and
                    among Philip Environmental Inc. (now known as Philip
                    Services Corp.), Taro Aggregates Ltd., Philip/Atlas Merger
                    Corp. and Allwaste.  (Exhibit 99.2 to the Allwaste Current
                    Report on Form 8-K dated March 6, 1997, filed April 4,
                    1997, is hereby incorporated by reference.)

       10.40   --   First Amendment to the Allwaste EVA Incentive Compensation
                    Plan.  (Filed herewith.)

       10.41   --   Corrective Amendment to the Allwaste, Inc. Amended and
                    Restated 1989 Replacement Non-Qualified Stock Option Plan.
                    (Filed herewith.)

       10.42   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and Robert M. Chiste.
                    (Filed herewith.)

       10.43   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and David E. Fanta.
                    (Filed herewith.)

       10.44   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and William L.
                    Fiedler.  (Filed herewith.)

       10.45   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and R. L. Nelson, Jr.
                    (Filed herewith.)

       10.46   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and Michael W.
                    Ramirez.  (Filed herewith.)

       10.47   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and James E. Rief.
                    (Filed herewith.)

       10.48   --   Amendment and Restatement of Executive Severance Agreement
                    dated March 5, 1997, between Allwaste and T. Wayne Wren, Jr.
                    (Filed herewith.)

       27.1    --   Financial Data Schedule.  (Filed herewith.)